Form 10QSB
period 2005-09-30
Birmingham Bloomfield Bancshares
filed 2005-12-28
CIK 1335792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10 - QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission File Number 333-128127
BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Michigan	20-1132959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
33583 Woodward Avenue, Birmingham, MI 48009
(Address of principal executive offices, including zip code)
(248) 723-7200
(Registrant’s telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
The number of shares outstanding of the issuers common stock as of December 27, 2005 was 100 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SEC 2334 (9-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
BALANCE SHEET
(Unaudited)
September 30, 2005

ASSETS
Cash	$22,667
Deposits	17,291
Deferred offering costs (note 1)	148,000
Equipment	66,234

Total Assets	$254,192

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)

Related party notes payable (note 2)	$749,000
Bank note payable (note 3)	310,000
Other liabilities (note 4)	68,741

Total Liabilities	1,127,741

Shareholder’s equity (deficit)
Common Stock, $1.00 par value
Authorized -4,500,000 shares
Issued and outstanding – 100 shares at September 30, 2005	1,000
Accumulated deficit	(874,549)

Total shareholder’s equity (deficit)	(873,549)

Total liabilities and shareholder’s equity (deficit)	$254,192

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF OPERATIONS
(Unaudited)

		Period from
		February 26, 2004
	Three Months Ended	(inception) to
	September 30, 2005	September 30, 2005

Total Revenue	$0	$0

Operating Expenses
Professional Fees (note 4)	114,066	697,204
Rent (note 6)	33,000	88,000
Building Maintenance	12,535	28,493
Supplies	676	3,898
Telephone	1,753	3,738
Travel and Entertainment	877	9,236
Postage	295	1,846
Miscellaneous	25,389	42,134

Total Operating Expenses	188,591	874,549

Income Taxes (note 5)	—	—

Net Loss	($188,591)	($874,549)

Net Loss per Share	($1,885.91)	($8,745.49)

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT)
(Unaudited)
Period from February 26, 2004 (inception) to June 30, 2005 and
Period from February 26, 2004 (inception) to September 30, 2005

		Deficit Accumulated
	Common	During the
	Stock	Development Stage	Total
Balance at February 26, 2004	—	—	—

Issuance of 100 shares
Common Stock	$1,000	—	$1,000

Net Loss	—	($685,958)	(685,958)

Balance at June 30, 2005	1,000	(685,958)	(684,958)

Net Loss	—	(188,591)	(188,591)

Balance at September 30, 2005	$1,000	($874,549)	($873,549)

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
(Unaudited)

		Period from
		February
	Three Months	26, 2004
	Ended	(inception) to
	September	September
	30, 2005	30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(188,591)	$(874,549)
Net increase in other assets	(148,000)	(165,291)
Net increase in other liabilities	39,578	68,741

Net cash used in operating activities	(297,013)	(971,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(50,096)	(66,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Stock	—	1,000
Increase in notes payable from related parties	—	749,000
Increase in notes payable from related parties	310,000	310,000

Net cash provided by financing activities	310,000	1,060,000

INCREASE IN CASH AND CASH EQUIVALENTS	(37,109)	22,667

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	59,776	—

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$22,667	$22,667

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
Note 1 — Summary of Significant accounting principles
Organization — Birmingham Bloomfield Bancshares, Inc. (the Company) was incorporated February 26, 2004 as Birmingham Bloomfield Bancorp, Inc., for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its’ name to Birmingham Bloomfield Bancshares, Inc. Upon receipt of all required regulatory approvals, the Company will purchase the common stock of Bank of Birmingham (the Bank), a Michigan state bank in organization. The Company intends to raise a minimum of $13,000,000 in equity capital prior to offering costs, through the sale of shares of the Company’s common stock. Proceeds of the offering will be used to capitalize the Bank, lease facilities and provide working capital.
Basis of Presentation — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Organization and Preopening costs — Organization and preopening costs represent incorporation costs, legal and accounting costs, consultant and professional fees and other costs relating to the organization. Management anticipates that the organization and pre-opening costs will approximate $1,250,000 through the commencement of operations, and these costs are being charged to expense as incurred.
Deferred Offering Costs — Direct costs related to the offering of common stock will be capitalized and will be netted against the offering proceeds when the sale of stock is completed. Management estimates these costs will approximate $600,000.
Income Taxes — Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and the tax basis of the various balance sheet assets and liabilities and gives the current recognition to changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
Earnings per Share - Basic earnings per share represents income available to shareholders divided by the weighted-average number of shares outstanding during the period.
Note 2 — Related Party Notes Payable
Notes Payable in the amount of $749,000 are outstanding from the Company’s organizers. The notes are non-interest bearing and have no stated maturity. In lieu of repayment in cash of the cash advances make by the organizers, the Company intends to issue stock to each organizer having aggregate subscription price equal to the amount advanced by the organizer.

Note 3 — Notes Payable
On July 21, 2005, the Company signed a $1,600,000 line of credit agreement with Fifth Third Bank. The line of credit is payable on demand with interest at the prime rate minus one percent and is secured by the personal guarantees of the Company’s organizers. The balance on the line at September 30, 2005 was $310,000. The line expires August 1, 2006.
Note 4 — Other Liabilities
The Company has entered into consulting agreements with two of the organizers and one other person, all of whom are to become employees of the Bank upon regulatory approval. These agreements call for additional payments to be accrued and paid to the parties at the rate of $2,083 per month each beginning on their starting date with one third to be paid upon regulatory approvals and two thirds being paid upon the Bank commencing business. The total amount accrued as of September 30, 2005 is $68,741. The Company has paid consulting fees totaling $93,306 for the three months ending September 30 2005 and $309,317 for the period of inception through September 30, 2005 to these individuals.
Note 5 — Income Taxes
Income Taxes — The Company has net operating loss carryforwards of approximately $875,000 generated from inception through September 30, 2005 that are available to reduce future taxable income through the year ending December 31, 2025. The deferred tax asset generated by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.
The components of the net deferred tax assets, included in other assets, are as follows:

Deferred tax assets:
Net operating loss carryforward	$298,000
Less valuation allowance	(298,000)

Total net deferred tax asset	$—

For the periods from July 1 through September 30, 2005, and February 26, 2004 (inception) through September 30, 2005 there are no current or deferred income tax expenses or benefits.

Note 5 — Income Taxes (Continued)
The reasons for the differences between the income tax expense at the federal statutory income tax rate and the recorded income tax expense are summarized as follows:

		Period
		from
		February
	Three	26, 2004
	Months	(inception)
	ended	to
	September	September
	30, 2005	30, 2005
Loss before income taxes `	$188,591	$874,549
Income tax benefit at federal statutory rate of 34 percent	64,121	297,346
Other	879	654
Change in valuation allowance	65,000	298,000

Total income tax expense	$—	$—

Note 6 — Leases and Commitments
The Company has entered into a lease agreement for its main office, which calls for lease payments to begin in February 2005 and expires in October 2015. Rent expense under this agreement was $88,000 for the period from February 26, 2004 (inception) to September 30, 2005. The Company also entered into a lease agreement for its branch office in Bloomfield Township which calls for lease payments to begin in March 2006 and expires February 2016. The main office lease has two ten year renewal options . The Bloomfield branch office lease has one five year renewal option.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

October 1, 2005 - December 31, 2005	$45,584
2006	257,119
2007	269,022
2008	274,037
2009	279,807
2010	285,695
2011 and after	1,478,986

Total	$2,890,250

Note 7 — Stock Options and Stock Warrants
The Company plans to issue 105,000 stock options to the future executive officers of the Bank. The Company is also planning to issue 184,000 stock warrants to the organizers of the Bank. These proposed options and warrants have a ten year duration and would be issued with a strike price of $10.00. In conjunction with the its upcoming stock offering, the Company is planning to issue to each initial shareholder one warrant for every five shares of common stock purchased in the offering. These warrants would have a three year duration would have a strike price of $12.50. As of the date of this report, the stock incentive plan has not been adopted by the board of directors of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
     The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.
     Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including the Company’s and Bank’s expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values included in this document are based on information available to the Company on the dates noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the actual results of the Company or the Bank may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company and the Bank conduct operations, including their respective plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in the Company’s Prospectus contained in its Registration Statement on Form SB-2, which was declared effective on November 14, 2005, including the following:
•	the Company and Bank must receive regulatory approvals before the Bank may open for business;

•	the Bank must satisfy certain conditions following regulatory approval before it may open for business;

•	any delay in beginning banking operations will result in additional losses;

•	because the offering is underwritten, we may be unable to raise the minimum offering amount.

•	the Company has no operating history upon which to base an estimate of its future financial performance;

•	the Company expects to incur losses during its initial years of operations;

•	failure of the Company or the Bank to implement its business strategies may adversely affect its financial performance.

•	departures of key personnel or directors may impair the Bank’s operations;

•	the Bank will face intense competition from a variety of competitors;

•	the Bank’s legal lending limits may impair its ability to attract borrowers;

•	an economic downturn, especially one affecting the Bank’s primary service areas, may have an adverse effect on the Company’s financial performance;

•	adverse economic conditions in the automobile manufacturing and related service industries may impact the Company’s banking business;

•	monetary policy and other economic factors could adversely affect the Bank’s profitability;

•	the common stock of the Company is not an insured deposit;

•	your share ownership may be diluted in the future

•	the Bank could be negatively affected by changes in interest rates;

•	the determination of the offering price in the initial public offering was arbitrary, and shareholders may be unable to resell their shares at or above the offering price;

•	the Company does not intend to pay dividends in the foreseeable future;

•	the Company and Bank are subject to extensive regulatory oversight, which could restrain growth and profitability;

•	the Company may not be able to raise additional capital on terms favorable to it;

•	you will incur immediate and substantial dilution in the book value per share of any shares that you purchase in the offering;

•	the liquidity of the Company’s common stock will be affected by its limited trading market

•	the Company’s articles of incorporation and bylaws, and the employment agreements of the Company’s executive officers, contain provisions that could make a takeover more difficult;

•	management of the Bank may be unable to adequately measure and limit credit risk associated with the loan portfolio, which would affect the Company’s profitability; and,

•	the Company’s directors and executive officer could have the ability to influence shareholder actions in a manner that may be adverse to your personal investment objectives.
     These factors and the risk factors referred to in the Company’s Prospectus, dated November 15, 2005, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and the Company does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the business of the Company or the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
OVERVIEW
     The Company is a Michigan corporation that was incorporated on February 26, 2004 to organize and serve as the holding company for a proposed Michigan state bank, Bank of Birmingham (In Organization) (the “Bank”). The Bank will be a full service commercial bank headquartered in Birmingham, Michigan, with a full service banking office in Bloomfield Township, Michigan, and will initially serve the communities of Birmingham, Bloomfield, Bingham Farms, Franklin and Beverly Hills and the neighboring communities.

          On April 8, 2005, an application was filed with the Michigan Office of Financial and Insurance Services (OFIS) to organize the Bank and with the FDIC for federal deposit insurance. The Bank has received the regulatory approvals of the OFIS and the FDIC; however, these regulatory approvals are subject to certain conditions that the Bank must satisfy before receiving a license to commence banking operations, including: (1) capitalizing the Bank with at least $12.05 million, and (2) implementing appropriate banking policies and procedures. The Company expects to capitalize the Bank with proceeds from the Company’s initial public offering, and receive all necessary final regulatory approvals and begin banking operations during the second quarter of 2006.
          The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC) which Registration Statement became effective November 14, 2005. Pursuant to the Registration Statement, a minimum of 1,300,000 shares of the Company’s common stock, $1.00 par value per share, and a maximum of 1,800,000 shares of common stock were registered for sale at an offering price of $10.00 per share. The Company expects to use at least $12.05 million of the proceeds of its initial public offering to capitalize the Bank if it sells 1,300,000 shares and at least $14.5 million to capitalize the Bank if it sells 1,800,000 shares. As December 27, 2005, subscriptions funds in the amount of approximately $2,936,600 had been received into escrow for the purchase of shares.
          In addition to raising the capital necessary to open the Bank, during the period between regulatory approval and the commencement of banking operations, the Company’s main activities have included:
•	seeking, interviewing and selecting the organizers, directors and officers of the Company and the Bank;

•	preparing the business plan; and

•	applying with the Federal Reserve to become a bank holding company.
PLAN OF OPERATION
          The Company’s (and the Bank’s) proposed main office will be located at 33583 Woodward Avenue, Birmingham, MI 48009. The Company expects the remodeling of the main office facility to be complete in April, 2006. The building will be a free-standing one story office building of approximately 8,300 square feet. The Bank will also operate from a branch office at 4101 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which is approximately 5 miles from the main office. The branch office will occupy approximately 2,100 square feet in a one story office building. The Bank has executed lease agreements with respect to each of its proposed banking locations. Each of the leases is for a period of 10 years with renewal options. The main office lease commenced in October 2005, and the branch office lease commences in March 2006.
          At this time, neither the Company nor the Bank intends to own any of the properties from which the Bank will conduct banking operations. The Bank expects to use approximately $1,050,000 of the proceeds of the Company’s initial public offering to purchase furniture, fixtures and equipment at the two locations. The Bank expects to hire up to 18 full-time equivalent employees to staff its banking offices and the Company does not expect that it will have any employees who are not also employees of the Bank.
          The Bank will use the remainder of its capital for customer loans, investments and other general banking purposes. We believe that the Company’s minimum initial offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. Accordingly, the Company does not anticipate raising additional capital during the 12-month period following the completion of the it’s initial public offering. However, the Company cannot assure you that it will not need to raise additional capital within the next three years or over the next 12-month period.
          The Bank has not fully developed the products and services that it will initially offer its customers and anticipate engaging in additional product research and development during the 12-month period following the offering.
FINANCIAL RESULTS
          For the three-month period ended September 30, 2005, the Company generated a net loss of $188,591. The largest expense was consulting fees paid to future employees of the Bank. Because the Company is in the organizational stage, it has no operations from which to generate revenues.
          Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, sale of loans and investment securities, and partial or full repayment of loans by borrowers.
          The Bank’s operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank’s ability to predict or control. Large moves in interest rates may decrease or eliminate the Bank’s profitability.
FUNDING OF OPERATIONS AND LIQUIDITY
          During the organizational period, the Company’s cash requirements have consisted principally of funding the Company’s pre-opening expenses, described above. Through September 30, 2005, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers totaling $749,000 and an extension of credit in the amount of $1,600,000 from Fifth Third Bank. The extension of credit has been guaranteed by the organizers of the Bank. The line of credit carried a balance of $310,000 as of September 30, 2005. The Company will repay the outstanding balance on the Fifth Third Bank line of credit by using a portion of the proceeds of its initial public offering. Organizer advances will be converted to stock at the closing of the offering.
          The Company has filed a Registration Statement on Form SB-2 with the SEC which Registration Statement became effective November 14, 2005. Pursuant to the Registration Statement, a minimum of 1,300,000 shares of the Company’s common stock, $1.00 par value per share, and a maximum of 1,800,000 shares of common stock were registered for sale at an offering price of $10.00 per share. As December 27, 2005, subscriptions funds in the amount of approximately $2,936,600 had been received into escrow for the purchase of shares. If the Company is unable to complete the organizational process, the escrow agent would return any offering subscription funds held in escrow with interest earned thereon and without deduction for expenses.
          The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial 12 months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company’s initial public offering.
CAPITAL EXPENDITURES
          The Company has made capital expenditures totaling $66,234 as of September 30, 2005. The largest portion of these expenditures was related to the capitalization of leasehold improvements at its’ main office which is expected to be placed in service in the second quarter of 2006.
ITEM 3. CONTROLS AND PROCEDURES
          As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
          Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2005, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
          In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
          The Company is not a party to any pending litigation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          On November 14, 2005, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form SB-2 (File No. 333-128127) related to its initial public offering of common stock, $1.00 par value. The Company is offering for sale a minimum of 1,300,000 and a maximum of 1,800,000 shares of common stock at a price of $10.00 per share to raise the money to organize Bank of Birmingham, a Michigan state bank (in organization). The Company is registering a total of up to 2,344,000 shares of common stock, of which 544,000 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 360,000 shares of common stock at an exercise price of $12.50 per share issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 184,000 shares of common stock at an exercise price of $10.00 per share issued to the organizers of the Company). The Company expects the offering to end on March 1, 2006. However, the Company may, in it’s sole discretion, end the offering prior to March 1, 2006 or extend it for additional periods, but not beyond September 30, 2006. As of December 27, 2005, subscriptions funds in the amount of approximately $2,936,600 million had been received into escrow for the purchase of shares pursuant to the offering.
          As of September 30, 2005, the Company had incurred approximately $148,000 in offering expenses consisting of legal costs of $35,000 and consulting costs of $113,000, since the effective date, none of which was paid to directors, officers, ten percent or greater shareholders, any of their associates, or affiliates of the Company. None of those expenses were paid to underwriters or for underwriting discounts and commissions or finders’ fees.
          We anticipate that the gross proceeds of the offering will be a minimum of $12,251,000 and a maximum of $17,251,000. The following tables summarize the anticipated use of the proceeds by the Company and the Bank, respectively, based on the sale of the minimum and maximum number of shares being offered. These figures are estimates based on information currently available. Accordingly, actual results may vary.
Birmingham Bloomfield Bancshares, Inc.

	Minimum offering		Maximum offering
Gross proceeds from offering	$12,251,000	100.0%	$17,251,000	100.0%
Organizer Loans to be converted to stock	749,000	6.1%	749,000	4.3%
Stock Offering Expenses	(600,000)	(4.9)	(600,000)	(3.5)
Pre-opening expenses recognized by holding company	(250,000)	(2.0)	(250,000)	(1.4)
Investment in Bank stock	(12,050,000)	(98.4)%	(15,550,000)	(90.1)%

	$100,000	0.8%	$1,600,000	9.3%

          The Company has funded the organizational and other pre-opening expenses described in the table above from cash advances made by its organizers and from draws under a pre-opening lines of credit extended to the Company by Fifth Third Bank. These amounts will be repaid from the proceeds of the offering unless the Company is unable to sell at least 1,225,100 shares of common stock or fail to receive all regulatory approvals required to organize the Bank, in which case the organizers will bear the risk of loss with respect to the direct cash advances and may be pursued by the lending bank with respect to any funds advanced under the pre-opening lines of credit.
          As shown, the Company expects to use approximately $12.05 million to capitalize the Bank if it sells 1,225,100 shares, and approximately $15.55 million if it sells 1,725,100 shares. However, the Company reserves the right to retain a portion of the proceeds of the offering at the Company level for general corporate purposes as long as the Company contributes no less than $12.05 million to the Bank to fund its initial capitalization.
Bank of Birmingham
          The following table shows the anticipated use of the proceeds allocated to the Bank. These proceeds will be in the form of a capital injection from the Company.

	Minimum offering		Maximum offering
Gross Proceeds from offering	$12,050,000	100.0%	$15,550,000	100.0%
Pre-opening expenses	$(1,000,000)	8.3%	$(1,000,000)	6.4%
Furniture, fixtures and equipment	$(1,050,000)	8.7%	$(1,050,000)	6.8%
Loans to customers, investment and other general purposes	$(10,000,000)	83.0%	$(13,500,000)	86.8%

Remaining proceeds	$0	0.0%	$0	0.0%
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          This item is not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matters were submitted to a vote of the shareholders of the Company during the three months ended September 30, 2005.
ITEM 5. OTHER INFORMATION.
     This item is not applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

Date: December 27, 2005	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: December 27, 2005	By:	/s/ Richard J. Miller
Richard J. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act
31.2	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act
32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350