Form 10KSB
period 2005-12-31
Birmingham Bloomfield Bancshares
filed 2006-03-29
CIK 1335792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 333-118859_
BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Michigan	20-3993452

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
33583 Woodward Avenue, Birmingham. MI 48009

(Address of principal executive offices, including zip code)
(248) 723-7200

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Common Stock, no par value
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
The issuers revenues for the most recent fiscal year ending December 31, 2006 were zero.
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 1, 2006 was zero.
As of December 31, 2005, the last business day of the registrant’s most recently completed fiscal year, 100 shares of the common stock of the registrant were issued or outstanding.
Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act ☐
Documents Incorporated by Reference: None.

BIRMIGNHAM BLOOMFIELD BANCSHARES, INC.
 i

PART I
ITEM 1. Business.
Overview
          Birmingham Bloomfield Bancshares, Inc. (the “Company”) was organized as a Michigan corporation on February 26, 2004 to serve as a bank holding company for Bank of Birmingham (the “Bank”). As part of its organizational activities, the Company will file an application with the Federal Reserve to become a bank holding company. Initially, the Company will have no material business operations other than owning and managing the Bank.
          The Company commenced its initial public offering on November 15, 2005 to raise the capital required to capitalize its proposed wholly-owned banking subsidiary, the Bank. The Company expects to use at least $12.05 million of the proceeds of its initial public offering to capitalize the Bank if it sells 1,300,000 shares and at least $15.55 million to capitalize the Bank if it sells 1,800,000 shares. As of March 27, 2005, the Company held in escrow $7.8 million.
          On April 8, 2005, the organizers of the Bank filed an application with the Michigan Office of Financial and Insurance Services (OFIS) to organize the Bank as a state bank and with the Federal Deposit Insurance Corporation (FDIC) for federal deposit insurance. The Bank has received the regulatory approvals of the OFIS and the FDIC; however, these regulatory approvals are subject to certain conditions that the Bank must satisfy before receiving a license to commence banking operations, including: (1) capitalizing the Bank with at least $12.05 million, and (2) implementing appropriate banking policies and procedures. The Bank expects to receive all necessary final regulatory approvals and begin banking operations in June 2006.
Philosophy and strategy
          Bank of Birmingham will operate as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, will distinguish the Bank from its competitors.
          To carry out this philosophy, the Bank’s business strategy will involve the following:
•	Capitalizing on the diverse community involvement, professional expertise and personal and business contacts of our directors, organizers and executive officers;

•	Hiring and retaining experienced and qualified banking personnel;

•	Providing individualized attention with consistent, local decision-making authority;

•	Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

•	Operating from highly visible and accessible banking offices in close proximity to a concentration of targeted commercial businesses and professionals;

•	Attracting its initial customer base by offering competitive interest rates on deposit accounts;

•	Implementing a strong marketing program.

Market opportunities
          Primary service areas. Bank of Birmingham’s primary service area will be Oakland County generally, and specifically the cities of Birmingham, Beverly Hills, Franklin, Bingham Farms, Bloomfield, and Bloomfield Hills. The Bank intends to serve this market from two locations. Its main office will be located at 33583 Woodward Avenue, Birmingham, Michigan, and it will also have a full-service branch office at 4145 West Maple, Bloomfield Township, Michigan. The Birmingham banking office will have a greater focus on consumer banking products and services. We believe that Bank of Birmingham will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service areas. Compared with other economically less fortunate areas of the country, Oakland County has a vibrant economy and a stable population and is one of the most affluent counties in the country. From a wealth accumulation standpoint, the bank’s specific target market compares favorably with any affluent area in the country. This situation continues to create opportunities for new businesses, including financial service providers such as the Bank, who wish to serve this affluent and expanding market. We believe that the Oakland County community will enthusiastically welcome and support a new locally-owned and operated commercial bank.
          Local economy. We believe that the Bank’s proposed banking market represents a unique market with a diversified and stable customer base. We also believe that the primary service areas present an environment that will support the Bank’s formation and growth. As a community bank, Bank of Birmingham will be designed to serve the needs of the residents, small- to medium-sized businesses and professionals within this thriving economy.
          According to data compiled by the United States Census and ESRI Business Information Systems, personal and family income figures in the Bank’s proposed primary service areas have grown steadily over the past five years. In 2004, median household income in the Birmingham/Bloomfield market area was $107,968 as compared with $99,677 for 2000, which represents an increase of more than 8%. In Oakland County, there has not been a large amount of residential development in recent years, which has kept the population very stable. It has also made variables, such as families growing up and children leaving home, appear more noticeable than in other, fast developing, areas. Despite this, the area, with its open space, established schools, and favorable lifestyle, attracts many younger families and individuals who purchase the homes of those people who seek other places to retire or move for other employment opportunities. These new residents are increasingly more educated and more diversified in business and professional skills. As they move to Oakland County, they bring with them increased earning capacities and unique banking needs. With plans for development, predictions of economic growth, and the roll-over of families in existing homes, we believe there is a great opportunity for a new commercial bank to attract customers by providing specialized service for their unique banking needs.
          Competition. The market for financial services is rapidly changing and intensely competitive and is likely to become more competitive as the number and types of market entrants increase. Bank of Birmingham will compete in both lending and attracting funds with other commercial banks, savings and loan associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions, including retail stores, that may offer more favorable financing alternatives than the bank.
          According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2005, financial institutions in Oakland County, where the main office will be located, held approximately $34 billion in total deposits. Most of the deposits held in financial institutions in our primary banking market are attributable to branch offices of out-of-state banks. We believe that banks headquartered outside of our primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers. Through our local ownership and management, we believe that Bank of Birmingham will be uniquely situated to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs. We believe that the Bank can compete effectively with larger and more established banks through an active business development plan and by offering local access, competitive products and services and more responsive customer service.
          Deposit growth. Deposits at financial institutions in the market have also grown over the past five years. According to FDIC statistics, between June of 2000 and June of 2005 deposits grew at a compound annual rate of approximately 9.1% in Oakland County. While we cannot be certain, we expect this trend to continue as the population and income figures in the service areas grow.
Business strategy
          Management philosophy. Bank of Birmingham will be a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. Its primary focus will be on local businesses, professionals and individuals to whom quality banking service is a critical, but lacking, element in their current banking relationships. We believe that this philosophy, encompassing the service aspects of community banking, will distinguish the bank from its competitors. To this end, the Bank will endeavor to hire the most qualified and experienced people in the market who share the Bank’s commitment to customer service. We believe that this is an opportunity for a locally-owned and locally-managed community bank to acquire a significant market share by offering an alternative to the less personal service offered by many larger banks. Accordingly, the Bank will implement the following operating and growth strategies.
          Operating strategy. In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop the bank’s image as a local bank with a community focus, Bank of Birmingham will employ the following operating strategies:
•	Experienced senior management. The Bank’s proposed senior management possesses extensive experience in banking industry, as well as substantial business and banking contacts in our primary service areas. For example, the proposed President and Chief Executive Officer, Robert Farr, has over twenty-five years of banking experience. Richard Miller, the proposed Executive Vice President and Chief Financial Officer, and Lance Krajacic, Jr., the proposed Executive Vice President and Chief Lending Officer, each have more than twenty years of banking experience. Jeffrey S. Bonk, the proposed Executive Vice President and Director of Sales and Marketing, has more than twenty-five years of banking experience.

•	Quality employees. Bank of Birmingham will strive to hire highly trained and seasoned staff. The Bank plans to train its staff to answer questions about all of it’s products and services so that the first employee the customer encounters can resolve any questions the customer may have.

•	Community-oriented board of directors. All of the Bank’s proposed directors are either experienced bankers or local business and community leaders. Many of its directors are residents of our primary service areas, and most have significant business ties to the Bank’s primary service areas, enabling them to be sensitive and responsive to the needs of the community. Additionally, the board of directors represents a wide variety of business experience and community involvement. We expect that the directors will bring substantial business and banking contacts to Bank of Birmingham.

•	Highly visible sites. The main office is highly visible and located in close proximity to major traffic arteries. The main office location will be located at 33583 Woodward Avenue, Birmingham, Michigan in an area that will provide easy access to potential banking customers traveling in the Birmingham area. The Bank will also operate another full-service banking office at 4145 West Maple, Bloomfield Township, Michigan, to serve the expanding Bloomfield area. We believe that these sites will give the Bank a highly visible presence in a market that is dominated by branch offices of Banks headquartered out of the area. We believe this will enhance the bank’s image as a strong competitor.

•	Individual customer focus. Bank of Birmingham will focus on providing individual service and attention to our target customers, which include local businesses, professionals and individuals. As the employees, officers and directors become familiar with the Bank’s customers on an individual basis, the Bank will be able to respond to credit requests more quickly and be more flexible in approving complex loans based on collateral quality and personal knowledge of the customer. The Bank’s products and services will be delivered personally though two full-service offices and supported by effective technical and non-technical service delivery systems. Clients will enjoy the convenience of on-site visits by the bank’s business relationship managers, a courier service for non-cash deposits and business consultation services.

•	Financial and information center. Bank of Birmingham plans to serve as a financial and information center for the community, and will assemble and sponsor professionals to conduct seminars and workshops on a variety of subjects of interest to assist members of our community in developing or enhancing their personal and professional effectiveness. The Bank also plans to sponsor periodic luncheons that will bring clients and prospects of complimentary industries together to network and discuss common business interests.

•	Marketing and advertising. The Bank has engaged an experienced Director of Sales and Marketing, who will provide leadership, direction and guidance to the sales operation of the bank. The Director of Sales and Marketing will research, develop and implement strategies for profitability and operating efficiency within the Bank’s distribution of loan and deposit products.
          Growth strategies. Because we believe that the growth and expansion of the Bank’s operations will be significant factors in our success, Bank of Birmingham plans to implement the following growth strategies:
•	Capitalize on community orientation. We plan to capitalize on the Bank’s position as an independent, locally-owned community bank to attract individuals, professionals and local business customers that may be underserved by larger banking institutions in our market area.

•	Emphasize local decision-making. The Bank will emphasize local decision-making by experienced bankers. This will help the Bank attract local businesses and service-minded customers.

•	Attract experienced lending officers. Bank of Birmingham will seek to hire experienced, well-trained lending officers capable of soliciting loan business immediately. By hiring experienced lending officers, the Bank will be able to grow much more rapidly than it would if it hired inexperienced lending officers.

•	Offer fee-generating products and services. The Bank’s range of services, pricing strategies, interest rates paid and charged and hours of operation will be structured to attract its target customers and increase its market share. Bank of Birmingham will strive to offer the small business person, professional, entrepreneur and consumer the best loan services available while charging competitively for these services and utilizing technology and strategic outsourcing to increase fee revenues.

Lending services
          Lending policy. The Bank will offer a full range of lending products, including commercial loans to small- to medium-sized businesses, professionals, and consumer loans to individuals. The Bank understands that it will be competing for these loans with competitors who are well established in its primary market area and have greater resources and lending limits. As a result, Bank of Birmingham may initially have to offer more flexible pricing and terms to attract borrowers. We feel a quick response to credit requests will provide the Bank a competitive advantage.
          The Bank’s loan approval policies will provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Bank’s loan committee will determine whether to approve the loan request. The Bank will not make any loans to any of its directors or executive officers unless the board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.
          Lending limits. The Bank’s lending activities will be subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. In general, however, the Bank will be able to loan any one borrower a maximum amount equal to either:
•	15% of the bank’s capital and surplus; or

•	upon a 2/3 vote of the Bank’s board of directors, 25% of its capital and surplus.
These legal limits will increase or decrease as our capital increases or decreases as a result of its earnings or losses, among other reasons.
          Credit risks. The principal economic risk associated with each category of loans that the Bank expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The well-established financial institutions in our primary service areas are likely to make proportionately more loans to medium- to large-sized businesses than we will make. Many of the Bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.
          Real estate loans. Bank of Birmingham will make commercial real estate loans, construction and development loans and residential real estate loans. The following is a description of each of the major categories of real estate loans that the Bank expects to make and the anticipated risks associated with each class of loan.
•	Commercial real estate. Commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 12 months. Bank of Birmingham will generally charge an origination fee for its services. The Bank generally will require personal guarantees from the principal owners of the property supported by a review by Bank management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank will limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•	Construction and development loans. Bank of Birmingham will consider making owner-occupied construction loans with a pre-approved take-out loan. The Bank will also consider construction and development loans on a pre-sold basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards. Speculative loans will be based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•	Residential real estate. The Bank’s residential real estate loans will consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. The Bank expects that any long-term fixed rate mortgages will be underwritten for resale to the secondary market. It will offer primarily adjustable rate mortgages. The majority of fixed rate loans will be sold in the secondary mortgage market. All loans will be made in accordance with our appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance. The Bank expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.
          Commercial loans. Bank of Birmingham expects that loans for commercial purposes in various lines of businesses will be one of the components of the bank’s loan portfolio. The target commercial loan market will be retail establishments and small- to medium-sized businesses. The terms of these loans will vary by purpose and by type of underlying collateral, if any. The commercial loans will primarily be underwritten on the basis of the borrower’s ability to service the loan from income. The Bank will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.
          Consumer loans. Bank of Birmingham will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. The amortization of second mortgages will generally not exceed 15 years and the rates will generally not be fixed for over 12 months. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. We expect that the principal competitors for consumer loans will be the established banks and finance companies in the Bank’s market.
          Composition of portfolio. The following table sets forth management’s estimate of the percentage composition of the Bank’s loan portfolio during its first three years of business.

Percentage
Commercial real estate	45.5%
Home equity	20.0%
Commercial	19.5%
Residential real estate	8.0%
Construction	4.0%
Consumer	3.0%

Total	100%

Investments
          In addition to loans, Bank of Birmingham will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The asset-liability management committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by its board of directors.
Asset and liability management
          The asset-liability management committee will oversee the Bank’s assets and liabilities and will strive to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee will conduct these management functions within the framework of written loan and investment policies that the Bank will adopt. The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.
Deposit services
          Bank of Birmingham will seek to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, NOW accounts, a variety of certificates of deposit and individual retirement accounts. The Bank intends initially to leverage our initial shareholder base, which is expected to be comprised primarily of residents of the Bank’s primary service areas, into a source of core deposits. In addition, the Bank will implement an aggressive marketing program in its primary service areas and will feature a broad product line and competitive rates and services. The primary sources of deposits will be residents of, and businesses and their employees located in, the Bank’s primary service areas. Bank of Birmingham plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.
Other banking services
          Other anticipated banking services include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, Internet banking, automated teller machine cards and debit cards. The Bank plans to become associated with one or more nationwide networks of automated teller machines that its customers will be able to use throughout Michigan and other regions. The Bank also plans to offer credit card and merchant card services through a correspondent as an agent for the Bank. It also may offer expanded financial services, such as insurance, financial planning, investment and trust services; in each case, if offered, we would expect initially that the Bank would do so through strategic partners. The Bank does not plan to exercise trust powers and may do so in the future only with prior regulatory approval.
Employees
          The Bank’s success will depend, in part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. We expect that Bank of

Birmingham will begin operations with eighteen full-time equivalent employees. We do not expect that Birmingham Bloomfield Bancshares will have any employees who are not also employees of the Bank.
Special cautionary notice regarding forward-looking information
          Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including the Company’s and Bank’s expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values included in this document are based on information available to the Company on the dates noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the actual results of the Company or the Bank may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company and the Bank conduct operations, including their respective plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in the Company’s Prospectus contained in its Registration Statement on Form SB-2, which was declared effective on November 14, 2005, including the following:
•	the Company and Bank must receive regulatory approvals before the Bank may open for business;

•	the Bank must satisfy certain conditions following regulatory approval before it may open for business;

•	any delay in beginning banking operations will result in additional losses;

•	the Company has no operating history upon which to base an estimate of its future financial performance;

•	the Company expects to incur losses during its initial years of operations;

•	failure of the Company or the Bank to implement its business strategies may adversely affect its financial performance.

•	departures of key personnel or directors may impair the Bank’s operations;

•	the Bank will face intense competition from a variety of competitors;

•	the Bank’s legal lending limits may impair its ability to attract borrowers;

•	an economic downturn, especially one affecting the Bank’s primary service areas, may have an adverse effect on the Company’s financial performance;

•	adverse economic conditions in the automobile manufacturing and related service industries may impact the Company’s banking business;

•	monetary policy and other economic factors could adversely affect the Bank’s profitability;

•	the common stock of the Company is not an insured deposit;

•	your share ownership may be diluted in the future

•	the Bank could be negatively affected by changes in interest rates;

•	the determination of the offering price in the initial public offering was arbitrary, and shareholders may be unable to resell their shares at or above the offering price;

•	the Company does not intend to pay dividends in the foreseeable future;

•	the Company and Bank are subject to extensive regulatory oversight, which could restrain growth and profitability;

•	the Company may not be able to raise additional capital on terms favorable to it;

•	subscribers will incur immediate and substantial dilution in the book value per share of any shares that they purchase in the offering;

•	the liquidity of the Company’s common stock will be affected by its limited trading market

•	the Company’s articles of incorporation and bylaws, and the employment agreements of the Company’s executive officers, contain provisions that could make a takeover more difficult;

•	management of the Bank may be unable to adequately measure and limit credit risk associated with the loan portfolio, which would affect the Company’s profitability; and,

•	the Company’s directors and executive officers could have the ability to influence shareholder actions in a manner that may be adverse to a shareholder’s personal investment objectives.
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
SUPERVISION AND REGULATION
          Banking is a complex, highly regulated industry. Consequently, the growth and earnings performance of Birmingham Bloomfield Bancshares and Bank of Birmingham can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, the FDIC, the Michigan OFIS, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.
          The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to Birmingham Bloomfield Bancshares and Bank of Birmingham establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the bank’s depositors and the public, rather than the shareholders and creditors. The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.
Birmingham Bloomfield Bancshares, Inc.
          General. Upon our acquisition of all of the capital stock of Bank of Birmingham following receipt of Federal Reserve approval, we will be a bank holding company registered with, and subject to regulation by, the Federal Reserve under the “Bank Holding Company Act of 1956, as amended” (Bank Holding Company Act). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
          In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the bank and commit resources to support the Bank. This support may be required under circumstances when we might not be inclined to do so absent this Federal Reserve policy. As discussed below, we could be required to guarantee the capital plan of the bank if it becomes undercapitalized for purposes of banking regulations.
          Certain acquisitions. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than five percent of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.
          Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the Patriot Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.
          Under the Bank Holding Company Act, if adequately capitalized and adequately managed, any bank holding company located in Michigan may purchase a bank located outside of Michigan. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Michigan may purchase a bank located inside Michigan. In each case, however, restrictions currently exist on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.
          Change in bank control. Subject to various exceptions, the Bank Holding Company Act and the “Change in Bank Control Act of 1978,” together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to Birmingham Bloomfield Bancshares, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.
          Permitted activities. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

          Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:
•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.
          Despite prior approval, the Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:
•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent or broker for these purposes, in any state;

•	providing financial, investment or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.
          To qualify to become a financial holding company, Bank of Birmingham and any other depository institution subsidiary that we may own at the time must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company would be required to file an election with the Federal Reserve to become a financial holding company and to provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. We currently have no plans to make a financial holding company election.
          Sound banking practice. Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.
          The “Financial Institutions Reform, Recovery and Enforcement Act of 1989” (FIRREA) expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.
          Anti-tying restrictions. Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.
          Dividends. Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, Birmingham Bloomfield Bancshares, a bank holding company, generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below. As a Michigan corporation, we are restricted under the Michigan Business Corporation Act from paying dividends under certain conditions.
Bank of Birmingham
          On April 8, 2005, the organizers of Bank of Birmingham filed an application with the Michigan OFIS to organize a Michigan state bank and with the FDIC for federal deposit insurance The Bank has received the regulatory approvals of the OFIS and the FDIC; however, these regulatory approvals are subject to certain conditions that the Bank must satisfy before receiving a license to commence banking operations, including: (1) capitalizing the Bank with at least $12.05 million, and (2) implementing appropriate banking policies and procedures. The Bank expects to receive all necessary final regulatory approvals and begin banking operations in June 2006.
          Upon Michigan OFIS approval to organize as a Michigan state bank and FDIC approval of insurance on deposits, Bank of Birmingham will be subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Michigan OFIS and the FDIC, as the insurer of certain deposits. The Bank will be required to file reports with the Michigan OFIS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The regulators have the power to enforce compliance with applicable banking statutes and regulations. These regulations include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged on loans, and restrictions relating to investments and other activities of the Bank.
          Branching and interstate banking. Under current Michigan law, banks are permitted to establish branch offices throughout Michigan with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in Michigan. Finally, banks generally may branch across state lines by merging with banks or by purchasing a branch of another bank in other states if allowed by the applicable states’ laws. Michigan law, with limited exceptions, currently permits branching across state lines through interstate mergers or by purchasing a branch of another bank. Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Michigan law currently permits de novo branching into the state of Michigan on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch in Michigan only if its home state has also elected to permit de novo branching into that state.
          Deposit insurance assessments. Banks must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The bank’s deposit insurance assessments may increase or decrease depending on the risk assessment classification to which we are assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the bank’s earnings.
          Expanded financial activities. The “Gramm-Leach-Bliley Financial Services Modernization Act of 1999,” expands the types of activities in which a holding company or national bank may engage. Subject to various limitations, the act generally permits holding companies to elect to become financial holding companies and, along with national banks, conduct certain expanded financial activities related to insurance and securities, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency activities; merchant banking activities; and activities that the Board of Governors of the Federal Reserve has determined to be closely related to banking. The Gramm-Leach-Bliley Act also provides that state-chartered banks meeting the above requirements may own or invest in “financial subsidiaries” to conduct activities that are financial in nature, with the exception of insurance underwriting and merchant banking, although five years after enactment, regulators will be permitted to consider allowing financial subsidiaries to engage in merchant banking. Banks with financial subsidiaries must establish certain firewalls and safety and soundness controls, and must deduct their equity investment in such subsidiaries from their equity capital calculations. Expanded financial activities of financial holding companies and banks will generally be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Under Section 487.14101 of the Michigan Banking Code, a Michigan state-chartered bank, upon satisfying certain conditions, may generally engage in any activity in which a national bank can engage. Accordingly, a Michigan state-chartered bank generally may engage in certain expanded financial activities as described above. The bank currently has no plans to conduct any activities through financial subsidiaries.
          Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Because the Bank’s aggregate assets upon organization will be less than $250 million, under the Gramm-Leach-Bliley Act, it will be subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if its rating is less than satisfactory. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.
          Other regulations. Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:
•	the federal “Truth-In-Lending Act,” governing disclosures of credit terms to consumer borrowers;

•	the “Home Mortgage Disclosure Act of 1975,” requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the “Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the “Fair Credit Reporting Act of 1978,” governing the use and provision of information to credit reporting agencies;

•	the “Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
          The deposit operations of Bank of Birmingham will be subject to:
•	the “Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the “Electronic Funds Transfer Act” and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
          Dividends. Bank of Birmingham is restricted under Michigan law from declaring and paying dividends under certain circumstances, including: (i) if the Bank’s surplus following the dividend is less than 20% of its capital; (ii) if the proposed dividend exceeds its net income, after deducting its losses and bad debts, (iii) if the dividend would be paid from the capital or surplus of the Bank. In addition, if the Bank’s surplus is less than its capital, before the Bank may declare or pay a dividend, it will be required to transfer to surplus not less than 10% of its net income over the preceding six months (in the case of a quarterly or semiannual dividend), or not less than 10% of its net income over the preceding two consecutive six-month periods (in the case of an annual dividend).
          In addition, under FDICIA, the Bank may not pay any dividend if the payment of the dividend would cause it to become “undercapitalized” or in the event the Bank is “undercapitalized.” The FDIC may further restrict the payment of dividends by requiring that the Bank maintain a higher level of capital than would otherwise be required to be “adequately capitalized” for regulatory purposes. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, that the Bank cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. Moreover, the FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.
          Check Clearing for the 21st Century Act. On October 28, 2003, President Bush signed into law the “Check Clearing for the 21st Century Act,” also known as “Check 21.” The new law, which became effective on October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:
•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.
          We expect that this legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.
          Capital adequacy. The Federal Reserve monitors the capital adequacy of bank holding companies, such as Birmingham Bloomfield Bancshares, and the FDIC and the Michigan OFIS will monitor the capital adequacy of Bank of Birmingham. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more and, generally, on a bank-only basis for bank holding companies with less than $150 million in consolidated assets. Each insured depository subsidiary of a bank holding company with less than $150 million in consolidated assets is expected to be “well-capitalized.”
          The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
          FDIC regulations will require us to maintain to meet three minimum capital standards: (i) a Tier 1 capital to adjusted total assets ratio, or “leverage capital ratio,” of at least 4% (3% for banks receiving the highest CAMELS rating), a Tier 1 capital to risk-weighted assets ratio, or “Tier 1 risk-based capital ratio,” of at least 4% and a total risk-based capital to risk-weighted assets ratio, or “total risk-based capital ratio,” of at least 8%. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. In addition, the prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations.
          The risk-based capital standards for banks require the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by the FDIC based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.
          Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business.
          Prompt corrective action regulations. Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of the following five categories based on the bank’s capital:
•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).
          Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulator must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an “undercapitalized” subsidiary’s assets at the time it became “undercapitalized” or the amount required to meet regulatory capital requirements. An “undercapitalized” institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.
          Restrictions on transactions with affiliates and loans to insiders. Birmingham Bloomfield Bancshares and Bank of Birmingham will be subject to the provisions of Section 23A of the Federal Reserve Act, as such provisions are made applicable to state non-member banks by Section 18(i) of the Federal Deposit Insurance Act. These provisions place limits on the amount of:
•	the Bank’s loans or extensions of credit to affiliates;

•	the Bank’s investment in affiliates;

•	assets that the Bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	the Bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.
          The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of its capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.
          Birmingham Bloomfield Bancshares and Bank of Birmingham are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit the Bank from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
          The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.
          Privacy. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

     Anti-terrorism legislation. In the wake of the tragic events of September 11th, on October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. Also known as the “Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.
     Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:
•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.
     Under the Patriot Act, financial institutions must also establish anti-money laundering programs. The Patriot Act sets forth minimum standards for these programs, including: (i) the development of internal policies, procedures and controls; (ii) the designation of a compliance officer; (iii) an ongoing employee training program; and (iv) an independent audit function to test the programs.
     In addition, the Patriot Act requires the bank regulatory agencies to consider the record of a bank in combating money laundering activities in their evaluation of bank merger or acquisition transactions. Regulations proposed by the U.S. Department of the Treasury to effectuate certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within 90 days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a “shell bank.” Proposed regulations interpreting other provisions of the Patriot Act are continuing to be issued.
     Under the authority of the Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing among financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under these rules, a financial institution is required to:
•	expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•	notify FinCEN if an account or transaction is identified;

•	designate a contact person to receive information requests;

•	limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.
     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution: (i) notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution; (ii) takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN; (iii) limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with we Security Act; and (iv) maintains adequate procedures to protect the security and confidentiality of the information. Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.
     The Secretary of the Treasury also adopted a rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the rule, financial institutions: (i) are prohibited from providing correspondent accounts to foreign shell banks; (ii) are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account; (iii) must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the United States designated to accept services of legal process; and (iv) must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.
     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.
     The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.
     We anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, particularly those regulations relating to the establishment of internal controls over financial reporting.
     Proposed legislation and regulatory action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

     Effect of governmental monetary policies. The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits. We cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and our earnings.
     All of the above laws and regulations add significantly to the cost of operating Birmingham Bloomfield Bancshares and Bank of Birmingham and thus have a negative impact on our profitability. We would also note that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as Birmingham Bloomfield Bancshares and Bank of Birmingham. These institutions, because they are not so highly regulated, have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.
ITEM 2. Description of Property.
     The Bank intends to open for business from two locations Our main office will be located at 33583 Woodward Avenue, Birmingham, Michigan 48009, which is in the southeast corner of our proposed market area. We will lease the approximately 8,300 square foot facility for our main office. The building is located on the southwest corner of Woodward Avenue and Chapin street. Woodward Avenue was the first official state highway in Michigan and is a heavily traveled, eight lane boulevard style roadway. Our main office will be located on the west side of the street, facing east. The main lobby may be accessed from the street or the rear of the building through the parking lot. We anticipate opening this facility during the second quarter of 2006.
     We will also lease and operate from a branch office to be located at 4145 West Maple, in Bloomfield Township, Michigan, which is approximately 5 miles west of the main office. The branch office will be housed in a 2,815 square-foot building. The branch facility is located on Maple Road, just west of Telegraph Road and adjacent to a busy shopping plaza. Telegraph Road is a heavily traveled, eight-lane boulevard style state highway, and Maple Road is a well-traveled, five-lane roadway. The branch facility will have a convenient separate entrance, will be surrounded by dedicated parking, and will have signage located on the upper, most visible part of the building as well as a drive in facility. We anticipate that this location will open in the third quarter of 2006. We believe the branch location will give us access to both retail and commercial customers.
     The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-KSB. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. Management believes that these facilities will be adequate to meet the initial needs of the Company and Bank and that the properties will be adequately covered by insurance..
ITEM 3. Legal Proceedings.
     There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of its properties are subject; nor are there material proceedings known to the Company, in which any director, officer or affiliate or any principal stockholder is a party or has an interest adverse to the Company or the Bank.

ITEM 4. Submission of Matters to a Vote of Security Holders.
   None.

PART II
ITEM 5. Market for Common Equity and Related Stockholder Matters.
Market Information
     The Company is conducting its initial public offering of securities. All sales of securities by the Company will be registered under the Securities Act. There is currently no established market for the common stock of the Company, and an active trading market is not likely to develop. The Company has no plans to list its common stock on any stock exchange although the Company expects to have at least one company making a market in its shares.
Holders
     As of March 1, 2006, 100 shares of common stock of the Company are issued and outstanding.
Dividends
     Because, as a holding company, the Company will initially conduct no material activities other than holding the common stock of the Bank, its ability to pay dividends will depend on the receipt of dividends from the Bank. Initially, the Company expects that the Bank will retain all of its earnings to support its operations and to expand its business. Additionally, the Company and the Bank are subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need to retain and build capital, neither the Company nor the Bank plans to pay dividends until the Bank becomes profitable and recovers any losses incurred during its initial operations. The payment of future dividends and the dividend policies of the Company and the Bank will depend on the earnings, capital requirements and financial condition of the Company and the Bank, as well as other factors that its respective boards of directors consider relevant.
Securities Authorized For Issuance Under Equity Compensation Plans
     As of the date hereof, the Company has not adopted any equity compensation plans and has not issued any stock options, warrants or other rights. However, when the Bank opens for business, the Company intends to issue stock options to certain executive officers of the Bank, pursuant to a stock option plan to be adopted by the Company, and warrants to its organizers and initial shareholders. A summary of the proposed awards is set forth below.
     General. We will maintain a stock incentive plan designed to provide us with the flexibility to grant incentive stock options and non-qualified stock options to our directors, executive officers and other individuals employed by, or performing services for, Bank of Birmingham or us. The purpose of the plan is to encourage employees and others providing services to us or any affiliate, including the bank, to increase their efforts to make us more successful, to provide an additional inducement for such individuals by providing the opportunity to acquire shares of common stock on favorable terms and to provide a means through which we may attract, encourage and maintain qualified employees.
     The plan will have a term of 10 years. The board of directors will reserve 225,000 shares for issuance under our stock incentive plan. It is intended that certain options granted under the plan will qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, and other options granted thereunder will be non-qualified stock options however, the plan will permit us to issue all of the stock options as incentive stock options. Incentive stock options are eligible for favored tax treatment, while non-qualified stock options do not qualify for such favored tax treatment. In order for us to issue incentive stock options under the plan, the plan must be approved by our shareholders. We expect to ask our shareholders to consider the plan at the first annual shareholders’ meeting. If the plan is not approved by our shareholders, all stock options that have been, or may be, issued under the plan will be treated as non-qualified stock options.
     Messrs. Farr, Miller, Krajacic and Bonk will be issued stock options under the plan in connection with their respective employment agreements or arrangements. It is expected that these options will be incentive stock options. The remainder of the options under the stock incentive plan would be available for issuance at the discretion of our board of directors.

     Administration. The plan will be administered initially by the full board of directors, although the administration may, in the future, be delegated to a committee of the full board. The committee will have the authority to grant awards under the plan, to determine the terms of each award, to interpret the provisions of the plan and to make all other determinations that it may deem necessary or advisable to administer the plan. The plan will permit the committee to grant stock options to eligible persons. The committee may grant these options on an individual basis or design a program providing for grants to a group of eligible persons. The committee will determine, within the limits of the plan, the number of shares of common stock subject to an option, to whom an option is granted, the exercise price and forfeiture or termination provisions of each option. Each option will be subject to a separate stock option agreement that will reflect the terms of the option.
     Option terms. The plan will provide for the issuance of incentive stock options and non-qualified stock options. The committee will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option, and the option will be evidenced by an agreement describing the material terms of the option. A holder of a stock option may not transfer the option during his or her lifetime.
     The exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of grant, or less than 110% of the fair market value if the participant owns more than 10% of our outstanding common stock. When the incentive stock option is exercised, we will be entitled to place a legend on the certificates representing the shares of common stock purchased upon exercise of the option to identify them as shares of common stock purchased upon the exercise of an incentive stock option.
     The exercise price of non-qualified stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Fair market value will be determined based upon any reasonable measure of fair market value. The committee may permit the option holder to pay the exercise price in cash or, upon conditions established by the committee, by delivery of shares of our common stock that had been owned by the participant for at least six months prior to the date of exercise.
     The term of an option will be specified in the applicable stock option agreement. The term of an incentive stock option may not exceed ten years from the date of grant; however, any incentive stock option granted to a participant who owns more than 10% of our outstanding common stock will not be exercisable more than five years after the date the option is granted. Subject to any further limitations in the applicable stock option agreement, if a participant’s employment is terminated, an incentive stock option will expire and become unexercisable no later than three months after the date of termination of employment. If, however, termination of employment is due to death or disability, up to one year may be substituted for the three-month period. Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of common stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $100,000 per recipient. If incentive stock options covering common stock with a value in excess of $100,000 first become exercisable in any one calendar year, the excess will be treated as non-qualified stock options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered in the order they were granted.
     Termination of options. The terms of a particular option agreement may provide that the options will terminate, among other reasons, upon the holder’s termination of employment or other status with us, upon a specified date or upon the holder’s death or disability. A stock option agreement may provide that if the holder dies or becomes disabled, the holder’s estate or personal representative may exercise the option. The committee may, within the terms of the plan and the applicable stock option agreement, cancel, accelerate, pay or continue an option that would otherwise terminate for the reasons discussed above. The stock incentive plan will provide that Bank of Birmingham’s primary federal regulator may require holders of stock options to exercise or forfeit such options if the Bank’s capital falls below minimum requirements.

     Recapitalizations and reorganizations. The plan provides for appropriate adjustment, as determined by the committee, in the number and kind of shares and the exercise price subject to unexercised options in the event of any change in the outstanding shares of common stock by reason of any subdivision or combination of shares, payment of a stock dividend or other increase or decrease in the number of outstanding shares effected without the receipt of consideration. In the event of specified corporate reorganizations, the committee may, within the terms of the plan and the applicable stock option agreement, substitute, cancel (with or without consideration), accelerate, remove restrictions or otherwise adjust the terms of outstanding options or assume options of another issuer.
     Amendment and termination of the plan. The board of directors has the authority to amend or terminate the plan. The board of directors is not required to obtain shareholder approval to amend or terminate the plan, but may condition any amendment or termination of the plan upon shareholder approval if it determines that shareholder approval is necessary or appropriate under tax, securities or other laws. The board’s action may not adversely affect the rights of a holder of a stock option without the holder’s consent.
     Federal income tax consequences. The following discussion outlines generally the federal income tax consequences of participation in the plan. Individual circumstances may vary and each participant should rely on his or her own tax counsel for advice regarding federal income tax treatment under the plan.
•	Incentive stock options. A participant will not be taxed upon the grant or exercise of all or any portion of an incentive stock option. Instead, the participant will be taxed when he or she sells the shares of common stock purchased upon exercise of the incentive stock option. The participant will be taxed on the difference between the price he or she paid for the common stock and the amount for which he or she sells the common stock. If the participant does not sell the shares of common stock prior to two years from the date of grant of the incentive stock option and one year from the date the common stock is transferred to him or her, any gain will be a capital gain, and we will not be entitled to a corresponding deduction. If the participant sells the shares of common stock at a gain before that time, the difference between the amount the participant paid for the common stock and the lesser of its fair market value on the date of exercise or the amount for which the stock is sold will be taxed as ordinary income, and we will be entitled to a corresponding deduction. If the participant sells the shares of common stock for less than the amount he or she paid for the stock prior to the one- or two-year period indicated, no amount will be taxed as ordinary income, and the loss will be taxed as a capital loss. Exercise of an incentive stock option may subject a participant to, or increase a participant’s liability for, the alternative minimum tax.

•	Non-qualified stock options. A participant will not be taxed upon the grant of a non-qualified stock option or at any time before the exercise of the option or a portion of the option. When the participant exercises a non-qualified stock option or portion of the option, he or she will recognize compensation taxable as ordinary income in an amount equal to the excess of the fair market value of the common stock on the date the option is exercised over the price paid for the common stock, and we will then be entitled to a corresponding deduction. Depending upon the time period for which shares of common stock are held after exercise of a non-qualified stock option, the sale or other taxable disposition of shares acquired through the exercise of a non-qualified stock option generally will result in a short- or long-term capital gain or loss equal to the difference between the amount realized on the disposition and the fair market value of such shares when the non-qualified stock option was exercised.

Warrants
     To date, we have funded our organizational and pre-opening expenses from direct cash advances made by our organizers. In addition, we have entered into a $1.6 million line of credit agreement with Fifth Third Bank. We intend to fund any additional organizational and other pre-opening expenses incurred before the Bank opens for business from draws under the line of credit. All but four organizers have providing a limited guarantee of up to $73,600 on amounts drawn under the line of credit. Those four organizers have provided limited guarantees of up to $36,800 on amounts drawn under the line of credit. We expect to incur a total of approximately $1.85 million in organizational and other pre-opening expenses. In the event that we do not open, our organizers will bear the risk of loss with respect to any direct cash advances that have not been repaid and may be pursued by Fifth Third Bank with respect to any funds advanced under the pre-opening line of credit.
     In recognition of the substantial financial risks undertaken by the members of our organizing group, we intend to grant an aggregate of 184,000 warrants to our organizers. Each of our organizers who is placing funds “at risk” of at least $73,600 by means of the direct cash advances and limited guaranties, will receive warrants to purchase 7,360 shares of our common stock. Four of our organizers have placed “at risk” approximately $36,800 and will receive warrants to purchase 3,680 shares of our common stock. These warrants will be exercisable at a price of $10.00 per share, the initial offering price, and may be exercised within ten years of the date that the bank opens for business.
     In addition to the organizer warrants, each of our initial shareholders will receive warrants in recognition of the additional financial risk of investing in Birmingham Bloomfield Bancshares from inception. Each initial shareholder will receive warrants to purchase one share of common stock for every five shares that he or she purchases in the offering. For example, if an investor purchases 6,000 shares of our common stock in this offering, he will receive warrants to purchase an additional 1,250 shares of our common stock. The initial shareholder warrants will vest on the date the Bank opens for business and will expire three years later. Initial shareholder warrants are exercisable at a price of $12.50 per share.
     Organizer and initial shareholder warrants to purchase fractional shares will not be issued. Instead, we will round down to the next whole number in calculating the number of warrants to issue to any shareholder. Holders of warrants will be able to profit from any rise in the market price of our common stock over the exercise price of the warrants because they will be able to purchase shares of our common stock at a price that is less than the then current market value. If the Bank’s capital falls below the minimum level required by the FDIC, we may be directed to require the holders to exercise or forfeit their warrants.
Recent Sales of Unregistered Securities
     None.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
     On April 8, 2005, an application was filed with the Michigan Office of Financial and Insurance Services (OFIS) to organize the Bank and with the FDIC for federal deposit insurance. The Bank has received the regulatory approvals of the OFIS and the FDIC; however, these regulatory approvals are subject to certain conditions that the Bank must satisfy before receiving a license to commence banking operations, including: (1) capitalizing the Bank with at least $11.05 million after pre-opening expenses, and (2) implementing appropriate banking policies and procedures. The Company expects to capitalize the Bank with proceeds from the Company’s initial public offering, and receive all necessary final regulatory approvals and begin banking operations during the second quarter of 2006.
     The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC) which Registration Statement became effective November 14, 2005. Pursuant to the Registration Statement, a minimum of 1,300,000 shares of the Company’s common stock, $1.00 par value per share, and a maximum of 1,800,000 shares of common stock were registered for sale at an offering price of $10.00 per share. The Company expects to use at least $12.05 million of the proceeds of its initial public offering to capitalize the Bank if it sells 1,300,000 shares and at least $14.5 million to capitalize the Bank if it sells 1,800,000 shares. As March 27, 2006, subscriptions funds in the amount of approximately $7.8 million had been received into escrow for the purchase of shares.
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
PLAN OF OPERATION
     The Company’s (and the Bank’s) proposed main office will be located at 33583 Woodward Avenue, Birmingham, MI 48009. The Company expects the remodeling of the main office facility to be complete in May, 2006. The building will be a free-standing one story office building of approximately 8,300 square feet. The Bank will also operate from a branch office at 4145 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which is approximately 5 miles from the main office. The branch office will occupy approximately 2,815 square feet in a one story office building. The Bank has executed lease agreements with respect to each of its proposed banking locations. Each of the leases is for a period of 10 years with renewal options. The main office lease commenced in October 2005, and the branch office lease commenced in March 2006.

     At this time, neither the Company nor the Bank intends to own any of the properties from which the Bank will conduct banking operations. The Bank expects to use approximately $1,250,000 of the proceeds of the Company’s initial public offering to purchase furniture, fixtures and equipment at the two locations. The Bank expects to hire up to 18 full-time equivalent employees to staff its banking offices, and the Company does not expect that it will have any employees who are not also employees of the Bank.
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
     The Bank has not fully developed the products and services that it will initially offer its customers and anticipates engaging in additional product research and development during the 12-month period following the offering.
FINANCIAL RESULTS
     For the year ended December 31, 2005, the Company generated a net loss of $995,458. The largest expense was consulting fees paid to future employees of the Bank. Because the Company is in the organizational stage, it has no operations from which to generate revenues.
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
FUNDING OF OPERATIONS AND LIQUIDITY
     During the organizational period, the Company’s cash requirements have consisted principally of funding the Company’s pre-opening expenses, described above. Through December 31, 2005, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers totaling $749,000 and an extension of credit in the amount of $1,600,000 from Fifth Third Bank. The extension of credit has been guaranteed by the organizers of the Bank. The line of credit carried a balance of $960,000 as of December 31, 2005. The Company will repay the outstanding balance on the Fifth Third Bank line of credit by using a portion of the proceeds of its initial public offering. In lieu of repayment in cash, of the advances made by the organizers the company intends to issue stock to each organizer in an amount equal to the cash advanced.
     The Company has filed a Registration Statement on Form SB-2 with the SEC which Registration Statement became effective November 14, 2005. Pursuant to the Registration Statement, a minimum of 1,300,000 shares of the Company’s common stock, no par value, and a maximum of 1,800,000 shares of common stock were registered for sale at an offering price of $10.00 per share. As March 27, 2006, subscriptions funds in the amount of approximately $7.8 million had been received into escrow for the purchase of shares. If the Company is unable to complete the organizational process, the escrow agent would return any offering subscription funds held in escrow with interest earned thereon and without deduction for expenses.
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
CAPITAL EXPENDITURES
     The Company has made capital expenditures totaling $140,108 as of December 31, 2005. The largest portion of these expenditures was related to the capitalization of leasehold improvements at its’ main office which is expected to be placed in service in the second quarter of 2006.
Liquidity and interest rate sensitivity
     During the Company’s organizational period, its cash requirements consist principally of funding its pre-opening expenses, described above, as well as capital expenditures for the acquisition, renovation, furnishing and equipping of the initial main office facility.
     During the organizational stage, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers and draws under a line of credit extended to the Company by Fifth Third Bank, which is guaranteed by the organizers. The Company will repay the outstanding balance on the line of credit by using a portion of the proceeds of its initial public offering. Management believes that the liquidity sources are adequate to meet the obligations that have been incurred, or are expected to be incurred, prior to the time that the Bank opens for business.
     Commencement of banking operations. Since the Company has been in the organizational stage, there are no results of operations to present at this time. When the Bank begins operations, net interest income, the Bank’s expected primary source of earnings, will fluctuate with significant interest rate movements. The Company’s profitability will depend substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank’s net interest income and eliminate the Company’s profitability. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company’s control. While the Bank intends to take measures to minimize the effect that changes in interest rates will have on its net interest income and profitability, these measures may not be effective. To lessen the impact of these fluctuations, the Bank intends to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.
     Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The Bank will generally attempt to maintain a balance between rate sensitive assets and liabilities and the changes in interest income and expense in order to minimize the Bank’s overall interest rate risk. The Bank will regularly evaluate the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.
     To effectively manage the balance sheet’s liability mix, the Bank plans to focus on expanding its deposit base and converting assets to cash as necessary. As the Bank continues to grow, it will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank’s asset and liability committee will meet regularly to develop a strategy for the upcoming period.
     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank can obtain these funds by converting assets to cash or by attracting new deposits. Its ability to maintain and increase deposits will serve as its primary source of liquidity.
     Other than the offering, management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.
Capital adequacy
     There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.
     The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.
     The Company believes that the net proceeds of this offering will enable the Bank to satisfy its capital requirements for at least the next 36 months following the opening of the Bank. The Company believes all anticipated material expenditures for this period have been identified and provided for out of the proceeds of the initial public offering.

ITEM 7. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Birmingham Bloomfield Bancshares, Inc
     We have audited the accompanying balance sheet of Birmingham Bloomfield Bancshares (a company in the development stage) as of December 31, 2005 and the related statements of operations, shareholder’s equity (deficit) and cash flows for the twelve months ended December 31, 2005 and of February 26, 2004 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Birmingham Bloomfield Bancshares (a company in the development stage) as of December 31, 2005, and the results of its operations and cash flows for the twelve months ended December 31, 2005 and of February 26, 2004 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ Plante & Moran, PLLC
March 24, 2005
Auburn Hills, MI

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
BALANCE SHEET
December 31, 2005

ASSETS
Cash	$32,754
Deferred offering costs (note 1)	442,766
Other Assets	24,542
Property and equipment	140,108

Total Assets	$640,170

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Related party notes payable (note 2)	$749,000
Bank note payable (note 3)	960,000
Other liabilities (note 4)	83,159

Total Liabilities	1,792,159

Shareholder’s equity (deficit)
Common Stock, no par value
Authorized — 4,500,000 shares
Issued and outstanding — 100 shares at December 31, 2005	1,000
Accumulated deficit	(1,152,989)

Total shareholder’s equity (deficit)	(1,151,989)

Total liabilities and shareholder’s equity (deficit)	$640,170

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF OPERATIONS

		Period from
	Three	February 26,
	Months	2004
	Ended	(inception) to
	December 31,	December 31,
	2005	2005
Total Revenue	$0	$0

Operating Expenses
Management Consulting Agreements	505,745	530,760
Legal Fees	76,354	97,405
Consulting	136,240	230,740
Accounting & Auditing	15,350	22,050
Rent (note 6)	133,583	133,583
Building Maintenance & Utilities	48,535	50,250
Interest Expense	13,553	13,553
Miscellaneous	66,098	74,648

Total Operating Expenses	$995,458	$1,152,989

Income Taxes (note 5)	—	—

Net Loss	($995,458)	($1,152,989)

Net Loss per Share	($9,954.58)	($11,529.89)

Weighted average shares	100	100
See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT)
Period from February 26, 2004 (inception) to December 31, 2005

		Deficit Accumulated
	Common	During the Development
	Stock	Stage	Total
Balance at February 26, 2004	—	—	—

Issuance of 100 shares Common Stock	$1,000	—	$1,000

Net Loss	—	($157,531)	(157,531)

Balance at December 31, 2004	1,000	(157,531)	(156,531)

Net Loss	—	(995,458)	(995,458)

Balance at December 31, 2005	$1,000	($1,152,989)	($1,151,989)

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS

		Period from
		February
		26, 2004
	Year Ended	(inception) to
	December	December
	31, 2005	31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($995,458)	($1,152,989)
Net increase in other assets and deferred offering costs	(467,308)	(467,308)
Net increase in other liabilities	83,159	83,159

Net cash used in operating activities	(1,379,607)	(1,537,138)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(140,108)	(140,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Stock	1,000	1,000
Increase in notes payable from related parties	369,000	749,000
Increase in bank note payable	960,000	960,000

Net cash provided by financing activities	1,330,000	1,710,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,715)	32,754

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	222,469	—

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$32,754	$32,754

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
Note 1 – Summary of Significant accounting principles
Organization – Birmingham Bloomfield Bancshares, Inc. (the Company) was incorporated February 26, 2004 as Birmingham Bloomfield Bancorp, Inc., for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its’ name to Birmingham Bloomfield Bancshares, Inc. Upon receipt of all required regulatory approvals, the Company will purchase the common stock of Bank of Birmingham (the Bank), a Michigan state bank in organization. The Company intends to raise a minimum of $13,000,000 in equity capital prior to offering costs, through the sale of shares of the Company’s common stock. Proceeds of the offering will be used to capitalize the Bank, lease facilities and provide working capital.
Basis of Presentation – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Organization and Preopening Costs – Organization and preopening costs represent incorporation costs, legal and accounting costs, consultant and professional fees and other costs relating to the organization. Management anticipates that the organization and pre-opening costs will approximate $1,550,000 through the commencement of operations, and these costs are being charged to expense as incurred.
Deferred Offering Costs – Direct costs related to the offering of common stock will be capitalized and will be netted against the offering proceeds when the sale of stock is completed. Management estimates these costs will approximate $600,000.
Property and Equipment – The company has $140,000 of property and equipment on it’s balance sheet as of December 31, 2005. The majority of this represents construction in process on the company’s main office at 33583 Woodward, Birmingham, MI. The property will be placed in service upon completion and depreciation will begin to be recognized at that time.
Income Taxes – Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and the tax basis of the various balance sheet assets and liabilities and gives the current recognition to changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
Earnings per Share - Basic earnings per share represents income available to shareholders divided by the weighted-average number of shares outstanding during the period.

Note 2 – Related Party Notes Payable
Notes Payable in the amount of $749,000 are outstanding from the Company’s organizers. The notes are non-interest bearing and have no stated maturity. In lieu of repayment in cash of the cash advances make by the organizers, the Company intends to issue stock to each organizer having an aggregate subscription price equal to the amount advanced by the organizer.
Note 3 – Notes Payable
On July 21, 2005, the Company signed a $1,600,000 line of credit agreement with Fifth Third Bank. The line of credit is payable on demand with interest at the prime rate minus ( equal to 6.25% as of December 31, 2006 ) one percent and is secured by the limited personal guarantees of the Company’s organizers. The balance on the line at December 31, 2005 was $960,000. The line expires August 1, 2006.
Note 4 – Other Liabilities
The Company has entered into management consulting agreements with two of the organizers and two other persons, all of whom are to become employees of the Bank upon regulatory approval. These agreements call for additional payments to be accrued and paid to the parties at the rate ranging from $1,354 to $2,083 per month each beginning on their starting date with one third to be paid upon regulatory approvals and two thirds being paid upon the Bank commencing business. The total amount accrued as of December 30, 2005 is $83,159.
Note 5 – Income Taxes
Income Taxes – The Company has net operating loss carryforwards of approximately $1,153,000 generated from inception through December 31, 2005 that are available to reduce future taxable income through the year ending December 31, 2025. The deferred tax asset generated by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.
The components of the net deferred tax assets, included in other assets, are as follows:

Deferred tax assets:
Net operating loss carryforward	$393,000
Less valuation allowance	(393,000)

Total net deferred tax asset	$—

Note 5 – Income Taxes (Continued)
The reasons for the differences between the income tax expense at the federal statutory income tax rate and the recorded income tax expense are summarized as follows:

		Period from
		February
		26, 2004
	Year ended	(inception)
	December 31,	to
	2005	31, 2005
Loss before income taxes	$995,458	$1,152,989
Income tax benefit at federal statutory rate of 34 percent	338,456	392,016
Other	544	984
Change in valuation allowance	339,000	393,000

Total income tax expense	$—	$—

Note 6 — Leases and Commitments
The Company has entered into a lease agreement for its main office. Payments began in February 2005 and the lease expires in October 2015. Rent expense under this agreement was $134,000 for the year ended December 31, 2005. The Company also entered into a lease agreement for its branch office in Bloomfield Township which calls for lease payments to begin in March 2006 and expires February 2016. The main office lease has two ten year renewal options. The Bloomfield branch office lease has one five year renewal option.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

2006	257,119
2007	269,022
2008	274,037
2009	279,807
2010	285,695
2011 and after	1,478,986

Total	$2,844,666

As of December 31, 2005 the Company has outstanding commitments under construction contracts totaling $1.39 million for the renovation of its’ main office facility of which the company will be receiving an allowance of $300,000 from the building owner..

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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
ITEM 8A. Controls and Procedures.
     As of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).
     Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports the Company files or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance management of the Company necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     There were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.
ITEM 8B. Other Information
     Not applicable.

PART III
ITEM 9. Directors and Executive Officers of the Registrant.
(a) Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company is expected to serve as a director of the Bank. The Company, as the sole shareholder of the Bank, will nominate each of the following individuals to serve as a director of the Bank at the Bank’s first shareholders meeting. Directors of the Bank will serve for a term of one year and will be elected by the Company each year at the Bank’s annual meeting of shareholders. The Bank’s officers will be appointed by and hold office at the will of its board of directors.
The following table sets forth for each director and executive officer of the Company (1) the person’s name, (2) his or her age at December 31, 2005, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

		Position(s) with the Company and
Name (Age)	Director Since	Business experience
Donald J. Abood (51)	2005	Director; real estate investor and car wash owner/operator

William R. Aikens (72)	2005	Director; owner and Chairman of Spartan Companies, real estate investor and attorney

Jane L. Brodsky (53)	2005	Director; Certified Public Accountant

Harry Cendrowski (51)	2005	Director; Certified Public Accountant

Donald E. Copus (49)	2005	Director; owner, Magna Service, Inc. and Certified Public Accountant

Michael T. Cromwell (54)	2005	Director; owner of Cromwell Communications and Stanley Thomas Associates, Inc.
John M. Farr (78)	2005	Director; Retired Banker and former CEO of State Savings Bank of Fenton

Robert E. Farr (49)	2005	Director, President and CEO

Charles Kaye (82)	2005	Director; Certified Public Accountant

Richard J. Miller (47)	2005	Director; Chief Financial Officer, former Senior Consultant, Plante & Moran PLLC

Daniel P. O’Donnell (46)	2005	Director; owner of Professional Furniture Services

Charles T. Pryde (50)	2005	Director; Governmental Affairs Staff, Ford Motor Company

		Position(s) with the Company and
Name (Age)	Director Since	Business experience
Donald Ruff (69)	2005	Director, Retired Former Senior Vice President First Federal of Michigan

Walter F. Schwartz (41)	2005	Director; Investment advisor for Schwartz & Co.

Henry Spellman (62)	2005	Director, Retired. Former Vice President – International Operations, Chrysler Financial Corporation

Robert Stapleton (51)	2005	Director; Investment Advisor TOS advisors
The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities Exchange Act and is not subject to filings required by Section 16 of the Securities Exchange Act.
(b) None.
(c) Director John M. Farr is the father of director, President and Chief Executive Officer Robert Farr..
(d) None.
(e) The board of directors of the Company has determined that three of the four members of the audit committee satisfy the definition of financial expert and all members satisfy the standards for independence as established by the NASDAQ Stock Market, Inc. The members of the committee which the directors of the company have determined satisfy the definition of audit committee financial expert are Donald Ruff, Harry Cendrowski and Charles Kaye.
(f) The Company has a separately-designated standing audit committee. Its members are Donald Ruff, William Aikens, Harry Cendrowski and Charles Kaye.
(g) None
     Compliance with Section 16(a) of the Exchange Act. The directors, officers and 10% of more shareholders of the Company are not presently subject to Section 16(a) of the Exchange Act because the Company does not have a class of securities registered under Section 12 of that Act.
     Code of ethics. The Company has adopted a Code of Ethics applicable to all directors, officers and employees. The Code of Ethics is attached as an exhibit to this report. Please see the Exhibit 14 for this information
ITEM 10. Executive Compensation.
     Consulting Arrangements. We have entered into consulting agreements with Robert Farr, Richard Miller, Lance Krajacic, Jr. and Jeffrey S. Bonk, each providing for the payment of $100,000 annually, respectively, in connection with their activities in organizing Birmingham Bloomfield Bancshares and Bank of Birmingham. In addition, the consulting agreements provide for deferred compensation to be accrued for the benefit of each of them. The consulting agreements for Messrs. Farr and Miller provide for the payment of deferred compensation, (i) upon the approval of the bank’s charter application and articles of incorporation by the Michigan OFIS, in an amount equal to $972.22 and $729.29 respectively per month of the agreement, and (ii) when the Bank opens for business, in an amount equal to $1,944.44 and $1,354.39 respectively per month of the agreement. The consulting agreements for Messrs. Krajacic and

Bonk provide for the payment of deferred compensation, when the bank opens for business, in an amount equal to $2,083.33 per month of the agreement. In each case, the deferred compensation is payable when the bank opens for business. Each of the consulting agreements also provides for family health insurance.
     Each of the consultants is providing independent advisory and consulting services for Birmingham Bloomfield Bancshares in connection with its organizational activities and those of its proposed banking subsidiary, Bank of Birmingham. These services have included assistance in preparing regulatory applications and obtaining regulatory approvals; directing site development activities, personnel matters and capital raising activities; negotiating contractual arrangements; and performing other tasks necessary or appropriate in connection with the organization of a de novo state bank, at such times and in such a manner as reasonably requested by the organizers.
     Employment agreements.
     Robert Farr. Bank of Birmingham intends to enter into an employment agreement with Robert Farr regarding his employment as President and Chief Executive Officer. The agreement will commence when the Bank opens for business and continue in effect for a period of three years (with certain exceptions). The board may elect to extend the term of the employment agreement prior to the completion of the three year term.
     Under the terms of the agreement, Mr. Farr will receive a base salary of $135,000 per year. Following the first year of the agreement, the base salary will be reviewed by the bank’s board of directors and may be increased as a result of that review. Mr. Farr will be eligible to participate in any executive incentive bonus plan and all other benefit programs that the Bank has adopted. Mr. Farr will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance. In addition, the Bank will provide Mr. Farr with term life insurance coverage for a term of not less than 10 years and country club membership fees of up to $500 per month.
     Mr. Farr’s employment agreement also provides that we will grant him options to acquire 50,000 shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. It is expected that these options will be incentive stock options and would vest ratably over a period of five years beginning on the first anniversary of the date that the Bank opens for business.
     In the event that Mr. Farr is terminated, or elects to terminate his employment, in connection with a “change of control,” Mr. Farr would be entitled to receive a cash lump-sum payment equal to 199% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period. If Mr. Farr’s employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to his base salary had he remained employed for the remaining term of the agreement, but in no event less than one year’s base salary.
     The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Farr’s employment.
     Richard Miller. Bank of Birmingham intends to enter into an employment agreement with Richard Miller regarding his employment as Chief Financial Officer. The agreement will commence when the Bank opens for business and continue in effect for a period of three years (with certain exceptions). The board may elect to extend the term of the employment agreement prior to the completion of the three year term.
     Under the terms of the agreement, Mr. Miller will receive a base salary of $125,000 per year. Following the first year of the agreement, the base salary will be reviewed by the Bank’s board of directors and may be increased as a result of that review. Mr. Miller will be eligible to participate in any executive incentive bonus plan and all other benefit programs that the bank has adopted. Mr. Miller will also receive other customary benefits such as health, dental and life insurance, and membership fees to banking and professional organizations. In addition, the Bank will provide Mr. Miller with term life insurance coverage for a term of not less than 10 years.
     Mr. Miller’s employment agreement also provides that we will grant him options to acquire 30,000 shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. It is expected that these options will be incentive stock options and would vest ratably over a period of five years beginning on the first anniversary of the date that the Bank opens for business.
     In the event that Mr. Miller is terminated, or elects to terminate his employment, in connection with a “change of control,” Mr. Miller would be entitled to receive a cash lump-sum payment equal to 199% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period. If Mr. Miller’s employment is terminated for any reason other than for cause, we will be obligated to pay as severance, an amount equal to his base salary had he remained employed for the remaining term of the agreement, but in no event less than one year’s base salary.
     The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Miller’s employment.
     Lance Krajacic, Jr. Bank of Birmingham intends to enter into an employment agreement with Lance Krajacic, Jr. regarding his employment as Executive Vice President and Chief Lending Officer. It is expected that the terms of the agreement would be substantially similar to Mr. Miller’s employment agreement, except that Mr. Krajacic would receive options to acquire 25,000 shares of common stock.
     Jeffrey S. Bonk. Bank of Birmingham intends to enter into an employment agreement with Jeffrey S. Bonk regarding his employment as Executive Vice President and Director of Sales and Marketing. It is expected that the terms of the agreement would be substantially similar to Mr. Krajacic’s employment agreement.
     We do not currently expect the bank to enter into employment agreements with any of its employees other than Messrs. Farr, Miller, Krajacic and Bonk; all of its other employees will be employees-at-will serving at the pleasure of the Bank’s board of directors.
     Option grants during fiscal year 2005.
     None.
     Options exercised in fiscal year 2005.
     None.
ITEM 11. Security Ownership of Certain Beneficial Owners and Management.
     As of March 1, 2006 100 shares of the common stock of the Company were issued and outstanding, and the Company does not currently have any equity compensation plans.
ITEM 12. Certain Relationships and Related Transactions.
     The Company and Bank expect to enter into banking and other business transactions in the ordinary course of business with its directors and officers, including members of their families and corporations, partnerships or other organizations in which they have a controlling interest. If these transactions occur, each transaction will be on the following terms:

•€€	In the case of banking transactions, each transaction will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Bank;

•€€	In the case of business transactions, each transaction will be on terms no less favorable than could be obtained from an unrelated third party; and

•€€	In the case of all related party transactions, each transaction will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.
ITEM 13. Exhibits
     (a) Exhibits

Number	Description
3.1	Articles of incorporation #

3.2	Bylaws*

4.1	Specimen common stock certificate*

4.2	Form of Birmingham Bloomfield Bancorp, Inc. Organizers’ Warrant Agreement*

4.3	Form of Birmingham Bloomfield Bancorp, Inc. Shareholders’ Warrant Agreement*

4.4	See Exhibits 3.1 and 3.2 for provisions of the articles of incorporation and bylaws defining rights of holders of the common stock

10.1	Form of engagement letter for consulting services by and between Bankmark & Financial Marketing Services and Birmingham Bloomfield Bancorp, Inc., regarding marketing*

10.2	Form of engagement letter for consulting services by and between Bankmark & Financial Marketing Services and Birmingham Bloomfield Bancorp, Inc., regarding regulatory application*

10.3	Birmingham Bloomfield Bancorp, Inc. 2005 Stock Incentive Plan +*

10.4	Form of Employment Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Robert Farr +*

10.5	Form of Employment Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Richard Miller +*

10.6	Form of Employment Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Jeffrey Bonk +*

10.7	Consulting Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Robert Farr +*

10.8	Consulting Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Richard Miller +*

10.9	Consulting Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Jeffrey Bonk +*

10.10	Lease Agreement dated January 28, 2005, by and between Irving I. Rosen Family Limited Partnership and Birmingham Bloomfield Bancorp, Inc.*

10.11	Lease Agreement, by and between Birmingham Bloomfield Bancorp, Inc. and Bloomfield Plaza*

10.12	Data Processing Services Agreement, dated February 16, 2005, by and between Rurbanc Data Services, Inc. and Bank of Birmingham*

10.13	Item Processing Services Agreement, dated February 16, 2005, by and between Rurbanc Data Services, Inc. and Bank of Birmingham*

10.14	Form of Pre-Opening Funds Agreement by and between Birmingham Bloomfield Bancorp, Inc. and organizers*

10.15	Form of Amendment to Pre-Opening Funds Agreement*

10.16	Fifth Third Bank Revolving Note, dated July 21, 2005 #

14	Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350

+	Indicates a compensatory plan or contract.

*	Previously filed as an exhibit to the registration statement filed September 6, 2005

#	Previously filed as an exhibit to the registration statement filed October 27, 2005
     (b) None
ITEM 14. Principal Accounting Fees and Services.
     The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

	2005	2004
Audit fees	$14,750	—
Audit related fees	6,300	—
Tax fees	—	—
All other fees	—	$6,700-
Total	$21,050	$6,700-

     As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the company’s principal accountant for the audit of the company’s annual financial statements and review of financial statements included in the company’s Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the company’s principal accountant that are reasonably related to the performance of the audit or review of the company’s financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by the company’s principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by the company’s principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”
     Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.
     Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

By:	/s/ Robert E. Farr
Robert E. Farr
President and Chief Operating Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Donald J. Abood Donald J. Abood	Director	March 27, 2006
/s/ William R. Aikens William R. Aikens	Director	March 27, 2006
/s/ Jane L. Brodsky Jane L. Brodsky	Director	March 27, 2006
/s/ Harry Cendrowski Harry Cendrowski	Director	March 27, 2006
/s/ Donald E. Copus Donald E. Copus	Director	March 27, 2006
/s/ Michael T. Cromwell Michael T. Cromwell	Director	March 27, 2006
/s/ John M. Farr John M. Farr	Director	March 27, 2006
/s/ Robert E. Farr Robert E. Farr	Director, President & Chief Executive Officer	March 27, 2006

SIGNATURE	TITLE	DATE
/s/ Charles Kaye Charles Kaye	Director	March 27, 2006
/s/ Richard J. Miller Richard J. Miller	Director, Chief Financial Officer	March 27, 2006
/s/ Daniel P. O’Donnell Daniel P. O’Donnell	Director	March 27, 2006
/s/ Charles T. Pryde Charles T. Pryde	Director	March 27, 2006
/s/ Donald Ruff Donald Ruff	Director	March 27, 2006
/s/ Walter F. Schwartz Walter F. Schwartz	Director	March 27, 2006
/s/ Henry Spellman Henry Spellman	Director	March 27, 2006
/s/ Robert Stapleton Robert Stapleton	Director	March 27, 2006

Exhibit Index

Exhibit No.	Description

Number	Description
3.1	Articles of incorporation #

3.2	Bylaws*

4.1	Specimen common stock certificate*

4.2	Form of Birmingham Bloomfield Bancorp, Inc. Organizers’ Warrant Agreement*

4.3	Form of Birmingham Bloomfield Bancorp, Inc. Shareholders’ Warrant Agreement*

4.4	See Exhibits 3.1 and 3.2 for provisions of the articles of incorporation and bylaws defining rights of holders of the common stock

10.1	Form of engagement letter for consulting services by and between Bankmark & Financial Marketing Services and Birmingham Bloomfield Bancorp, Inc., regarding marketing*

10.2	Form of engagement letter for consulting services by and between Bankmark & Financial Marketing Services and Birmingham Bloomfield Bancorp, Inc., regarding regulatory application*

10.3	Birmingham Bloomfield Bancorp, Inc. 2005 Stock Incentive Plan +*

10.4	Form of Employment Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Robert Farr +*

10.5	Form of Employment Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Richard Miller +*

10.6	Form of Employment Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Jeffrey Bonk +*

10.7	Consulting Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Robert Farr +*

10.8	Consulting Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Richard Miller +*

10.9	Consulting Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Jeffrey Bonk +*

10.10	Lease Agreement dated January 28, 2005, by and between Irving I. Rosen Family Limited Partnership and Birmingham Bloomfield Bancorp, Inc.*

10.11	Lease Agreement, by and between Birmingham Bloomfield Bancorp, Inc. and Bloomfield Plaza*

10.12	Data Processing Services Agreement, dated February 16, 2005, by and between Rurbanc Data Services, Inc. and Bank of Birmingham*

10.13	Item Processing Services Agreement, dated February 16, 2005, by and between Rurbanc Data Services, Inc. and Bank of Birmingham*

10.14	Form of Pre-Opening Funds Agreement by and between Birmingham Bloomfield Bancorp, Inc. and organizers*

10.15	Form of Amendment to Pre-Opening Funds Agreement*

10.16	Fifth Third Bank Revolving Note, dated July 21, 2005 #

14	Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350

+	Indicates a compensatory plan or contract.

*	Previously filed as an exhibit to the registration statement filed September 6, 2005

#	Previously filed as an exhibit to the registration statement filed October 27, 2005