Form 10QSB
period 2006-03-31
Birmingham Bloomfield Bancshares
filed 2006-05-15
CIK 1335792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10 - QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
The number of shares outstanding of the issuer’s Common Stock as of May 5, 2006, was 100 shares.
Traditional Small Business Filer Format: ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
BALANCE SHEET
(Unaudited)
March 31, 2006

ASSETS

Cash	$36,815
Deferred offering costs (note 1)	634,529
Other Assets	58,793
Equipment	227,745

Total Assets	$957,882

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)

Related party notes payable (note 2)	$749,000
Bank note payable (note 3)	1,565,000
Other liabilities (note 4)	106,033

Total Liabilities	2,420,033

Shareholder’s equity (deficit)
Common Stock, no par value
Authorized — 4,500,000 shares Issued and outstanding — 100 shares at March 31, 2006	1,000
Accumulated deficit	(1,463,151)

Total shareholder’s equity (deficit)	(1,462,151)

Total liabilities and shareholder’s equity (deficit)	$957,882

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF OPERATIONS
(Unaudited)

			Period from
	Three	Three	February 26,
	Months	Months	2004
	Ended	Ended	(inception)
	March 31,	March 31,	to March 31,
	2006	2005	2006
Total revenue	$0	$0	$0

Operating expenses
Management consulting agreements, salaries and benefits	186,789	148,875	717,549
Legal fees	7,556	37,056	104,961
Consulting	0	36,740	230,740
Accounting & auditing	0	600	22,050
Rent (note 6)	55,001	22,000	188,584
Building maintenance & utilities	11,621	10,474	61,871
Interest expense	16,500	0	30,053
Miscellaneous	32,695	4,890	107,343

Total operating expenses	$310,162	$260,635	$1,463,151

Income taxes (note 5)	—	—	—

Net loss	($310,162)	($260,635)	($1,463,151)

Net loss per share	(3,101.62)	(2,606.35)	(14,631.51)

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT)
(Unaudited)
Period from February 26, 2004 (inception) to March 31, 2006

		Deficit
		Accumulated
		During the
	Common	Development
	Stock	Stage	Total

Balance at February 26, 2004	—	—	—

Issuance of 100 shares Common Stock	$1,000	—	$1,000

Net Loss	—	($157,531)	(157,531)

Balance at December 31, 2004	1,000	(157,531)	(156,531)

Net Loss	—	(995,458)	(995,458)

Balance at December 31, 2005	1,000	(1,152,989)	(1,151,989)

Net Loss	—	(310,162)	(310,162)

Balance at March 31, 2006	$1,000	($1,463,151)	($1,462,151)

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
(Unaudited)

			Period from
	Three	Three	February
	Months	Months	26,2004
	Ended	Ended	(inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($310,162)	($260,635)	($1,463,151)
Net increase in other assets	(226,014)	(17,292)	(693,322)
Net increase in other liabilities	22,874	31,204	106,033

Net cash used in operating activities	(513,302)	(246,723)	(2,050,440)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(87,637)	(10,140)	(227,745)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Stock	—	—	1,000
Increase in notes payable from related parties	—	325,000	749,000
Increase in bank note payable	605,000	—	1,565,000

Net cash provided by financing activities	605,000	325,000	2,315,000

INCREASE IN CASH AND CASH EQUIVALENTS	4,061	68,137	36,815

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE PERIOD	32,754	222,470	—

CASH AND CASH EQUIVALENTS

AT THE END OF THE PERIOD	$36,815	$290,607	$36,815

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
Note 1 – Summary of Significant accounting principles
Organization – Birmingham Bloomfield Bancshares, Inc. (the Company) was incorporated February 26, 2004 as Birmingham Bloomfield Bancorp, Inc., for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Birmingham Bloomfield Bancshares, Inc. Upon receipt of all required regulatory approvals, the Company will purchase the common stock of Bank of Birmingham (the Bank), a Michigan state bank in organization. The Company intends to raise a minimum of $13,000,000 in equity capital prior to offering costs, through the sale of shares of the Company’s common stock. Proceeds of the offering will be used to capitalize the Bank, lease facilities and provide working capital.

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

Deferred Offering Costs – Direct costs related to the offering of common stock will be capitalized and will be netted against the offering proceeds when the sale of stock is completed. Management estimates these costs will approximate $650,000 at the minimum offering and $950,000 at the maximum offering.

Property and Equipment – The company has approximately $228,000 of property and equipment on it’s balance sheet as of March 31, 2006. The majority of this represents construction in process on the Company’s main office at 33583 Woodward, Birmingham, MI. The property will be placed in service upon completion and depreciation will begin to be recognized at that time.

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

Note 3 – Notes Payable
On July 21, 2005, the Company signed a $1,600,000 line of credit agreement with Fifth Third Bank. The line of credit was increased by $720,000 on April 20, 2006. The line of credit is payable on demand with interest at the prime rate ( equal to 7.75% as of March 31, 2006 ) minus one percent and is secured by the limited personal guarantees of the Company’s organizers. The balance on the line at March 31, 2006 was $1,565,000. The line expires August 1, 2006.
Note 4 – Other Liabilities
The Company has entered into management consulting agreements with two of the organizers and two other persons, all of whom are to become employees of the Bank upon regulatory approval. These agreements call for additional payments to be accrued and paid to the parties at the rate ranging from $1,354 to $2,083 per month each beginning on their starting date with one third to be paid upon regulatory approvals and two thirds being paid upon the Bank commencing business. The total amount accrued as of March31, 2006 is $106,000.
Note 5 – Income Taxes
Income Taxes – The Company has net operating loss carryforwards of approximately $1,463,000 generated from inception through March 31, 2006 that are available to reduce future taxable income through the year ending December 31, 2025. The deferred tax asset generated by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.
The components of the net deferred tax assets, included in other assets, are as follows:

Deferred tax assets:
Net operating loss carryforward	$498,000
Less valuation allowance	(498,000)

Total net deferred tax asset	$—

The reasons for the differences between the income tax expense at the federal statutory income tax rate and the recorded income tax expense are summarized as follows:

		Period from
		February
	Three Months	26, 2004
	Ended	(inception)
	March 31,	To March
	2006	31, 2006
Loss before income taxes	$310,162	$1,463,151
Income tax benefit at federal statutory rate of 34 percent	104,055	497,471
Other	945	529
Change in valuation allowance	105,000	498,000

Total income tax expense	$—	$—

Note 6 — Leases and Commitments
The Company has entered into a lease agreement for its main office. Payments began in February 2005 and the lease expires in October 2015. The Company also entered into a lease agreement for its branch office in Bloomfield Township which calls for lease payments to begin in March 2006 and expires February 2016. The main office lease has two ten year renewal options. The Bloomfield branch office lease has one five year renewal option. Rent expense under this agreement was $52,000 for the main office and $3,000 for the branch office for the three months ended March 31, 2006.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

April 1, 2006 through December 31,2006	$200,351
2007	269,022
2008	274,037
2009	279,807
2010	285,695
2011 and after	1,478,986

Total	$2,787,898

As of March 31, 2006 the Company has outstanding commitments under construction contracts totaling $1.39 million for the renovation of its main office facility of which the company will be receiving an allowance of $249,000 from the building owner. The Company has paid approximately $60,000 as of March 31, 2006.
Note 7 — Stock Options and Stock Warrants
The Company plans to issue 105,000 stock options to the future executive officers of the Bank. The Company is also planning to issue 184,000 stock warrants to the organizers of the Bank. These proposed options and warrants have a ten year duration and would be issued with a strike price of $10.00. In conjunction with its upcoming stock offering, the Company is planning to issue to each initial shareholder one warrant for every five shares of common stock purchased in the offering. These warrants would have a three year duration and would have a strike price of $12.50. As of the date of this report, the stock incentive plan has not been adopted by the board of directors of the Company.

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
     Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including the Company’s and Bank’s expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values included in this document are based on information available to the Company on the dates noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the actual results of the Company or the Bank may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company and the Bank conduct operations, including their respective plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in the Company’s Prospectus contained in its Registration Statement on Form SB-2, which was declared effective on November 14, 2005, including the following:
•	the Company and Bank must receive regulatory approvals before the Bank may open for business;

•	the Bank must satisfy certain conditions following regulatory approval before it may open for business;

•	any delay in beginning banking operations will result in additional losses;

•	the Company has no operating history upon which to base an estimate of its future financial performance;

•	the Company expects to incur losses during its initial years of operations;

•	failure of the Company or the Bank to implement its business strategies may adversely affect its financial performance;

•	departures of key personnel or directors may impair the Bank’s operations;

•	the Bank will face intense competition from a variety of competitors;

•	the Bank’s legal lending limits may impair its ability to attract borrowers;

•	an economic downturn, especially one affecting the Bank’s primary service areas, may have an adverse effect on the Company’s financial performance;

•	adverse economic conditions in the automobile manufacturing and related service industries may impact the Company’s banking business;

•	monetary policy and other economic factors could adversely affect the Bank’s profitability;

•	the common stock of the Company is not an insured deposit;

•	your share ownership may be diluted in the future;

•	the Bank could be negatively affected by changes in interest rates;

•	the determination of the offering price in the initial public offering was arbitrary, and shareholders may be unable to resell their shares at or above the offering price;

•	the Company does not intend to pay dividends in the foreseeable future;

•	the Company and Bank are subject to extensive regulatory oversight, which could restrain growth and profitability;

•	the Company may not be able to raise additional capital on terms favorable to it;

•	subscribers will incur immediate and substantial dilution in the book value per share of any shares that they purchase in the offering;

•	the liquidity of the Company’s common stock will be affected by its limited trading market;

•	the Company’s articles of incorporation and bylaws, and the employment agreements of the Company’s executive officers, contain provisions that could make a takeover more difficult;

•	management of the Bank may be unable to adequately measure and limit credit risk associated with the loan portfolio, which would affect the Company’s profitability; and,

•	the Company’s directors and executive officers could have the ability to influence shareholder actions in a manner that may be adverse to a shareholder’s personal investment objectives.
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
     The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC) which Registration Statement became effective November 14, 2005. Pursuant to the Registration Statement, a minimum of 1,300,000 shares of the Company’s common stock, no par value per share, and a maximum of 1,800,000 shares of common stock were registered for sale at an offering price of $10.00 per share. The Company expects to use at least $12.05 million of the proceeds of its initial public offering to capitalize the Bank if it sells 1,300,000 shares and at least $14.5 million to capitalize the Bank if it sells 1,800,000 shares. As March 27, 2006, subscriptions funds in the amount of approximately $7.8 million had been received into escrow for the purchase of shares.
     In addition to raising the capital necessary to open the Bank, during the period between regulatory approval and the commencement of banking operations, the Company’s main activities have included:
•	developing building plans and specification; and

•	identifying and hiring Bank staff; and

•	preparing the business plan; and

•	developing Bank systems, policies and procedures and infrastructure.
PLAN OF OPERATION
     The Company’s (and the Bank’s) proposed main office will be located at 33583 Woodward Avenue, Birmingham, MI 48009. The Company expects the remodeling of the main office facility to be complete in July, 2006. The building will be a free-standing one story office building of approximately 8,300 square feet. The Bank will also operate from a branch office at 4145 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which is approximately 5 miles from the main office. The branch office will occupy approximately 2,815 square feet in a one story office building. The Bank has executed lease agreements with respect to each of its proposed banking locations. Each of the leases is for a period of 10 years with renewal options. The main office lease commenced in October 2005, and the branch office lease commenced in March 2006. The Bank expects to open
     At this time, neither the Company nor the Bank intends to own any of the properties from which the Bank will conduct banking operations. The Bank expects to use approximately $1,250,000 of the proceeds of the Company’s initial public offering to purchase furniture, fixtures and equipment at the two locations. The Bank expects to hire up to 20 full-time equivalent employees to staff its banking offices, and the Company does not expect that it will have any employees who are not also employees of the Bank.

     The Bank will use the remainder of its capital for customer loans, investments and other general banking purposes. We believe that the Company’s minimum initial offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. Accordingly, the Company does not anticipate raising additional capital during the 12-month period following the completion of its initial public offering. However, the Company cannot assure you that it will not need to raise additional capital within the next three years or over the next 12-month period.
     The Bank has not fully developed the products and services that it will initially offer its customers and anticipates engaging in additional product research and development during the 12-month period following the offering.
FINANCIAL RESULTS
     For the three months ended March 31, 2006, the Company generated a net loss of $310,162. The largest expense was management consulting fees, salaries and benefits. Because the Company is in the organizational stage, it has no operations from which to generate revenues.
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
FUNDING OF OPERATIONS AND LIQUIDITY
     During the organizational period, the Company’s cash requirements have consisted principally of funding the Company’s pre-opening expenses, described above. Through March 31, 2006, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers totaling $749,000 and an extension of credit in the amount of $2,320,000 from Fifth Third Bank. The extension of credit has been guaranteed by the organizers of the Bank. The line of credit carried a balance of $1,565,000 as of March 31, 2006. The Company will repay the outstanding balance on the Fifth Third Bank line of credit by using a portion of the proceeds of its initial public offering. In lieu of repayment in cash, of the advances made by the organizers the Company intends to issue stock to each organizer in an amount equal to the cash advanced.
     The Company has filed a Registration Statement on Form SB-2 with the SEC which Registration Statement became effective November 14, 2005. Pursuant to the Registration Statement, a minimum of 1,300,000 shares of the Company’s common stock, no par value, and a maximum of 1,800,000 shares of common stock were registered for sale at an offering price of $10.00 per share. As May 12, 2006, subscriptions funds in the amount of approximately $10.5 million had been received into escrow for the purchase of shares. If the Company is unable to complete the organizational process, the escrow agent would return any offering subscription funds held in escrow with interest earned thereon and without deduction for expenses.

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
CAPITAL EXPENDITURES
     The Company has made capital expenditures totaling $227,745 as of March 31, 2006. The largest portion of these expenditures was related to the capitalization of leasehold improvements at its main office which is expected to be placed in service in the second quarter of 2006.
Liquidity and interest rate sensitivity
     During the Company’s organizational period, its cash requirements consist principally of funding its pre-opening expenses, described above, as well as capital expenditures for the acquisition, renovation, furnishing and equipping of the initial main office facility.
     To date the the Company’s primary sources of liquidity to meet current obligations have been direct cash advances from the organizers and draws under a line of credit extended to the Company by Fifth Third Bank, which is guaranteed by the organizers. The Company will repay the outstanding balance on the line of credit by using a portion of the proceeds of its initial public offering. Management believes that the liquidity sources are adequate to meet the obligations that have been incurred, or are expected to be incurred, prior to the time that the Bank opens for business.
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
ITEM 3. CONTROLS AND PROCEDURES
     As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
     Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

     There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On November 14, 2005, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form SB-2 (File No. 333-128127) related to its initial public offering of common stock, no par value. The Company is offering for sale a minimum of 1,300,000 and a maximum of 1,800,000 shares of common stock at a price of $10.00 per share to raise the money to organize Bank of Birmingham, a Michigan state bank (in organization). The Company is registering a total of up to 2,344,000 shares of common stock, of which 544,000 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 360,000 shares of common stock at an exercise price of $12.50 per share issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 184,000 shares of common stock at an exercise price of $10.00 per share issued to the organizers of the Company). The Company expects the offering to end on September 30, 2006. However, the Company may, in its sole discretion, end the offering prior to September 30, 2006 or extend it for additional periods, but not beyond September 30, 2006. As of May 12, 2006, subscriptions funds in the amount of approximately $[10.5] million had been received into escrow for the purchase of shares pursuant to the offering.
     As of March 31, 2006, the Company had incurred approximately $635,000 in deferred offering costs which consist primarily of legal costs of $102,000 and consulting costs of $278,000 since the effective date, none of which was paid to directors, officers, ten percent or greater shareholders, any of their associates, or affiliates of the Company. None of those expenses were paid to underwriters or for underwriting discounts and commissions or finders’ fees.
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

Birmingham Bloomfield Bancshares, Inc.

	Minimum offering		Maximum offering
Gross proceeds from offering	$12,251,000	100.0%	$17,251,000	100.0%

Organizer Loans to be converted to stock	749,000	6.1%	749,000	4.3%

Stock Offering Expenses	(650,000)	(5.3)	(950,000)	(5.5)%

Pre-opening expenses recognized by holding company	(550,000)	(4.5)	(550,000)	(3.2)%

Investment in Bank stock	(11,700,000)	(95.5)%	(15,100,000)	(87.5)%

	$100,000	0.8%	$1,400,000	8.1%

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
     As shown, the Company expects to use approximately $11.7 million to capitalize the Bank if it sells 1,225,100 shares, and approximately $15. million if it sells 1,725,100 shares. However, the Company reserves the right to retain a portion of the proceeds of the offering at the Company level for general corporate purposes as long as the Company contributes no less than $11.05 million to the Bank to fund its initial capitalization.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of the shareholders of the Company during the three months ended March 31, 2006.
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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

Date: May 5, 2006	By:	/s/ Robert E. Farr

Robert E. Farr
Chief Executive Officer

Date: May 5, 2006	By:	/s/ Richard J. Miller

Richard J. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350