Form 10QSB
period 2006-06-30
Birmingham Bloomfield Bancshares
filed 2006-08-14
CIK 1335792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10 - QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Commission File Number 333-128127
BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Michigan	20-1132959

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33583 Woodward Avenue, Birmingham, MI	48009

(Address of principal executive offices, including)	(zip code)
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
Yes ☑ No ☐
The number of shares outstanding of the issuer’s Common Stock as of August 5, 2006, was 100 shares.
Traditional Small Business Filer Format:
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
BALANCE SHEET
(Unaudited)
June 30, 2006

ASSETS
Cash	$67,050
Deferred offering costs (note 1)	762,122
Other Assets	33,017
Property & Equipment	315,841

Total Assets	$1,178,030

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)

Related party notes payable (note 2)	$749,000
Bank note payable (note 3)	2,314,800
Other liabilities (note 4)	128,907

Total Liabilities	3,192,707

Shareholder’s equity (deficit)
Common Stock, $1.00 par value
Authorized – 4,500,000 shares
Issued and outstanding – 100 shares at June 30, 2006	1,000
Accumulated deficit	(2,015,677)

Total shareholder’s equity (deficit)	(2,014,677)

Total liabilities and shareholder’s equity (deficit)	$1,178,030

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF OPERATIONS
(Unaudited)

					Period from
					February 26,
					2004
					(inception)
	Three Months Ended June 30,		Year to Date June 30,		to June 30,
	2006	2005	2006	2005	2006
Total revenue	$0	$0	$0	$0	$0

Operating expenses
Management consulting agreements, salaries and benefits	319,105	91,489	505,894	253,326	1,036,654
Legal fees	21,563	21,319	29,119	58,374	126,524
Consulting	0	86,750	0	123,490	230,740
Accounting & auditing	14,200	0	14,200	600	36,250
Rent (note 6)	92,703	22,000	147,704	44,000	281,287
Building maintenance & utilities	13,379	14,768	25,000	25,243	75,250
Interest expense	30,358	0	46,858	0	60,411
Miscellaneous	61,218	18,672	93,913	23,561	168,561

Total operating expenses	$552,526	$254,998	$862,688	$528,594	$2,015,677

Income taxes (note 5)	—	—	—	—	—

Net loss	$(552,526)	$(254,998)	$(862,688)	$(528,594)	$(2,015,677)

Net loss per share	(5,525.26)	(2,549.98)	(8,626.88)	(5,285.94)	(20,156.77)

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT)
(Unaudited)
Period from February 26, 2004 (inception) to June 30, 2006

		Deficit
		Accumulated
		During the
	Common	Development
	Stock	Stage	Total
Balance at February 26, 2004	—	—	—

Issuance of 100 shares Common Stock	$1,000	—	$1,000

Net Loss	—	$(157,531)	(157,531)

Balance at December 31, 2004	1,000	(157,531)	(156,531)

Net Loss	—	(995,458)	(995,458)

Balance at December 31, 2005	1,000	(1,152,989)	(1,151,989)

Net Loss	—	(862,688)	(862,688)

Balance at June 30, 2006	$1,000	$(2,015,677)	$(2,014,677)

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
(Unaudited)

					Period from
					February
					26, 2004
					(inception)
	Three Months Ended		Year to Date June 30,		to June 30,
	2006	2005	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(552,526)	$(254,998)	$(862,688)	$(528,594)	$(2,015,677)
Net increase in other assets	(101,817)	(34,000)	(327,831)	(51,292)	(795,139)
Net increase in other liabilities	22,874	19,165	45,748	63,331	128,907

Net cash used in operating activities	(631,469)	(269,833)	(1,144,771)	(516,555)	(2,681,909)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(88,096)	(5,998)	(175,733)	(16,138)	(315,841)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Stock	—	—	—	—	1,000
Increase in notes payable from related parties	—	45,000	—	370,000	749,000
Increase in bank note payable	749,800	—	1,354,800	—	2,314,800

Net cash provided by financing activities	749,800	45,000	1,354,800	370,000	3,064,800

INCREASE IN CASH AND CASH EQUIVALENTS	30,235	(230,831)	34,296	(162,693)	67,050

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	36,815	290,607	32,754	222,469	—

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$67,050	$59,776	$67,050	$59,776	$67,050

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
Organization and Preopening Costs — Organization and preopening costs represent incorporation costs, legal and accounting costs, consultant and professional fees and other costs relating to the organization. Management anticipates that the organization and pre-opening costs will approximate $2,030,000 through the commencement of operations, and these costs are being charged to expense as incurred.
Deferred Offering Costs — Direct costs related to the offering of common stock will be capitalized and will be netted against the offering proceeds when the sale of stock is completed. As of June 30, 2006 deferred offering costs were $762,000 and management estimates that these costs could be $950,000 if the maximum offering is achieved.
Property and Equipment — The company has approximately $316,000 of property and equipment on it’s balance sheet as of June 30, 2006. The majority of this represents construction in process on the Company’s main office at 33583 Woodward, Birmingham, MI. The property will be placed in service upon completion and depreciation will begin to be recognized at that time.
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
Note 2 — Related Party Notes Payable
Notes Payable in the amount of $749,000 are outstanding from the Company’s organizers. The notes are non-interest bearing and have no stated maturity. In lieu of repayment in cash of the cash advances made by the organizers, the Company intends to issue stock to each organizer having an aggregate subscription price equal to the amount advanced by the organizer.

Note 3 — Notes Payable
On July 21, 2005, the Company signed a $1,600,000 line of credit agreement with Fifth Third Bank. The line of credit was increased by $720,000 on April 20, 2006. The line of credit is payable on demand with interest at the prime rate ( equal to 8.25% as of June 30, 2006 ) minus one percent and is secured by the limited personal guarantees of the Company’s organizers. The balance on the line at June 30, 2006 was $2,314,800. The line expires August 1, 2006.
Note 4 — Other Liabilities
The Company has entered into management consulting agreements with two of the organizers and two other persons, all of whom are to become employees of the Bank upon regulatory approval. These agreements call for additional payments to be accrued and paid to the parties at the rate ranging from $1,354 to $2,083 per month each beginning on their starting date with one third to be paid upon regulatory approvals and two thirds being paid upon the Bank commencing business. The total amount accrued as of June 2006 is approximately $129,000.
Note 5 — Income Taxes
Income Taxes — The Company has net operating loss carryforwards of approximately $2,016,000 generated from inception through June 30, 2006 that are available to reduce future taxable income through the year ending December 31, 2025. The deferred tax asset generated by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.
The components of the net deferred tax assets, included in other assets, are as follows:

Deferred tax assets:
Net operating loss carryforward	$685,000
Less valuation allowance	(685,000)

Total net deferred tax asset	$—

The reasons for the differences between the income tax expense at the federal statutory income tax rate and the recorded income tax expense are summarized as follows:

		Period from
		February
	Three Months	26, 2004
	Ended	(inception)
	June 30,	To June
	2006	30, 2006
Loss before income taxes	$552,256	$2,015,677
Income tax benefit at federal statutory rate of 34 percent	187,767	685,330
Other	233	(330)
Change in valuation allowance	188,000	685,000

Total income tax expense	$—	$—

Note 6 — Leases and Commitments
The Company has entered into a lease agreement for its main office. Payments began in February 2005 and the lease expires in October 2015. The Company also entered into a lease agreement for its branch office in Bloomfield Township which calls for lease payments to begin in March 2006 and expires February 2016. The main office lease has two ten year renewal options. The Bloomfield branch office lease has one five year renewal option. Rent expense under this agreement was $104,000 for the main office and $18,000 for the branch office for the three months ended June 30, 2006.
     The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

July 1, 2006 through December 31, 2006	$133,797
2007	269,022
2008	274,037
2009	279,807
2010	285,695
2011 and after	1,478,986

Total	$2,721,344

As of June 30, 2006 the Company has outstanding commitments under construction contracts totaling $1.39 million for the renovation of its main office facility of which the company will be receiving an allowance of $249,000 from the building owner. The Company has paid approximately $143,000 as of June 30, 2006.
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
Note 8 — Subsequent event
On July 25, 2006, Birmingham Bloomfield Bancshares, Inc. met all of the requirements to open its subsidiary, Bank of Birmingham to the public and received its certificate of insurance from the FDIC and its license from the State of Michigan. Accordingly, it closed on subscriptions for 1,398,830 shares of common stock for a total of $13,988,300. The Company subsequently purchased 1,205,000 shares of common stock of Bank of Birmingham for a total of $13,000,000. Bank of Birmingham opened for business on July 26, 2006.

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
          On April 8, 2005, an application was filed with the Michigan Office of Financial and Insurance Services (OFIS) to organize the Bank and with the FDIC for federal deposit insurance. The Bank has received the regulatory approvals of the OFIS and the FDIC; and as of July 25, 2006 it has met all of the conditions that the Bank must satisfy. The Bank received its license to commence business and opened to the public on July 26, 2006 at its Bloomfield Township branch location. The company is nearing the completion of construction on its main office and expect to open it to the public on or before August 18, 2006.
          The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC) which Registration Statement became effective November 14, 2005. Pursuant to the Registration Statement, a minimum of 1,300,000 shares of the Company’s common stock, no par value per share, and a maximum of 1,800,000 shares of common stock were registered for sale at an offering price of $10.00 per share. At June 30, 2006, subscriptions funds in the amount of approximately $12.1 million had been received into escrow for the purchase of shares. On July 25, the company had its first closing on the subscriptions received, and issued 1,398,830 shares of stock for a total of $13,988,830 of common stock and surplus which included the conversion of $749,000 of organizer loans into common stock. The Company is continuing to offer its stock for sale pursuant to the terms of the registration statement until September 30, 2006, or earlier if the maximum of 1,800,000 shares are sold.
          In addition to raising the capital necessary to open the Bank, during the period between regulatory approval and the commencement of banking operations, the Company’s main activities have included:
•	developing building plans and specification;

•	identifying and hiring Bank staff;

•	preparing the business plan; and

•	developing Bank systems, policies and procedures and infrastructure.
PLAN OF OPERATION
          The Company’s (and the Bank’s) main office will be located at 33583 Woodward Avenue, Birmingham, MI 48009. The Company expects the remodeling of the main office facility to be complete and open to the public on or before August 18, 2006. The building will be a free-standing one story office building of approximately 8,300 square feet. The Bank commenced operations on July 26, 2006 from its branch office at 4145 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which is approximately 5 miles from the main office. The branch is operating in a modular facility until renovations of the permanent facility are complete, which is anticipated to be in the fourth quarter of 2006. The permanent branch office will occupy approximately 2,815 square feet in a one story office building. The Bank has executed lease agreements with respect to each of its proposed banking locations. Each of the leases is for a period of 10 years with renewal options. The main office lease commenced in October 2005, and the branch office lease commenced in March 2006.
          At this time, neither the Company nor the Bank intends to own any of the properties from which the Bank will conduct banking operations. The Bank expects to use approximately $1,250,000 of the proceeds of the Company’s initial public offering to purchase furniture, fixtures and equipment at the two locations. The Bank expects to hire up to 22 full-time equivalent employees to staff its banking offices, and the Company does not expect that it will have any employees who are not also employees of the Bank.

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
FINANCIAL RESULTS
          For the three months ended June 30, 2006, the Company generated a net loss of $552,526. The largest expense was management consulting fees, salaries and benefits. Because the Company was in the organizational stage, it has no operations from which to generate revenues.
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
FUNDING OF OPERATIONS AND LIQUIDITY
          During the organizational period, the Company’s cash requirements have consisted principally of funding the Company’s pre-opening expenses, described above. Through June 30, 2006, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers totaling $749,000 and an extension of credit in the amount of $2,320,000 from Fifth Third Bank. The extension of credit was guaranteed by the organizers of the Bank. The line of credit carried a balance of $2,314,800 as of June 30, 2006. The Company repaid the outstanding balance on the Fifth Third Bank line of credit on July 26, 2006 by using a portion of the proceeds of its initial public offering. In lieu of repayment in cash, of the advances made by the organizers, the Company issued stock to each organizer in an amount equal to the cash advanced on July 25, 2006.
          The Company has filed a Registration Statement on Form SB-2 with the SEC which Registration Statement became effective November 14, 2005. Pursuant to the Registration Statement, a minimum of 1,300,000 shares of the Company’s common stock, no par value, and a maximum of 1,800,000 shares of common stock were registered for sale at an offering price of $10.00 per share. At June 30, 2006, subscriptions funds in the amount of approximately $12.1 million had been received into escrow for the purchase of shares. On July 25, the company had its first closing on the subscriptions received, and issued 1,398,830 shares of stock for a total of $13,988,830 of common stock and surplus which included the conversion of $749,000 of organizer loans into common stock. The Company is continuing to offer its stock for sale pursuant to the terms of the registration statement until September 30, 2006, or earlier if the maximum of 1,800,000 shares are sold.

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
CAPITAL EXPENDITURES
          The Company has made capital expenditures totaling $315,841 as of June 30, 2006. The largest portion of these expenditures was related to the capitalization of leasehold improvements at its main office which is expected to be placed in service in the third quarter of 2006.
Liquidity and interest rate sensitivity
          During the Company’s organizational period, its cash requirements consisted principally of funding its pre-opening expenses, described above, as well as capital expenditures for the acquisition, renovation, furnishing and equipping of the initial main office facility.
          Until July 26, 2006 the Company’s primary sources of liquidity to meet current obligations have been direct cash advances from the organizers and draws under a line of credit extended to the Company by Fifth Third Bank, which is guaranteed by the organizers. On July 26, 2006 the company met the conditions for opening and issued 1,398,830 shares of stock for the subscriptions received in escrow and in lieu of cash repayment of the organizers advances. The Company repaid the outstanding balance on the line of credit by using a portion of the proceeds of its initial public offering.
          As the Bank begins operations, net interest income, the Bank’s expected primary source of earnings, will fluctuate with significant interest rate movements. The Company’s profitability will depend substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank’s net interest income and eliminate the Company’s profitability. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company’s control. While the Bank intends to take measures to minimize the effect that changes in interest rates will have on its net interest income and profitability, these measures may not be effective. To lessen the impact of these fluctuations, the Bank intends to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.
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
ITEM 3. CONTROLS AND PROCEDURES
          As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
          Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

          There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          On November 14, 2005, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form SB-2 (File No. 333-128127) related to its initial public offering of common stock, no par value. The Company is offering for sale a minimum of 1,300,000 and a maximum of 1,800,000 shares of common stock at a price of $10.00 per share to raise the money to organize Bank of Birmingham, a Michigan state bank (in organization). The Company is registering a total of up to 2,344,000 shares of common stock, of which 544,000 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 360,000 shares of common stock at an exercise price of $12.50 per share issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 184,000 shares of common stock at an exercise price of $10.00 per share issued to the organizers of the Company). The Company expects the offering to end on September 30, 2006. However, the Company may, in its sole discretion, end the offering prior to September 30, 2006 or extend it for additional periods, but not beyond September 30, 2006. As of June 30, 2006, subscriptions funds in the amount of approximately $12.1 million had been received into escrow for the purchase of shares pursuant to the offering.
          As of June 30, 2006, the Company had incurred approximately $762,000 in deferred offering costs which consist primarily of legal costs of $126,000 and consulting costs of $319,000 and direct offering costs of $317,000 since the effective date, none of which was paid to directors, officers, ten percent or greater shareholders, any of their associates, or affiliates of the Company. None of those expenses were paid to underwriters or for underwriting discounts and commissions or finders’ fees.
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

          Birmingham Bloomfield Bancshares, Inc.

	Minimum offering		Maximum offering
Gross proceeds from offering	$12,251,000	100.0%	$17,251,000	100.0%

Organizer Loans to be converted to stock	749,000	6.1%	749,000	4.3%

Stock Offering Expenses	(650,000)	(5.3)%	(950,000)	(5.5)%

Pre-opening expenses recognized by holding company	(120,000)	(1.0)%	(120,000)	(0.7)%

Investment in Bank stock	(12,050,000)	(98.3)%	(15,550,000)	(90.1)%

	$180,000	1.5%	$1,380,000	8.0%

          The Company has funded the organizational and other pre-opening expenses described in the table above from cash advances made by its organizers and from draws under a pre-opening lines of credit extended to the Company by Fifth Third Bank. These amounts were repaid from the proceeds of the offering on July 26, 2006.
          As shown, the Company expects to use approximately $12.1 million to capitalize the Bank if it sells 1,225,100 shares, and approximately $15.6 million if it sells 1,725,100 shares. However, the Company reserves the right to retain a portion of the proceeds of the offering at the Company level for general corporate purposes as long as the Company contributes no less than $11.05 million to the Bank to fund its initial capitalization.

          Bank of Birmingham
          The following table shows the anticipated use of the proceeds allocated to the Bank. These proceeds will be in the form of a capital injection from the Company.

	Minimum offering		Maximum offering
Gross Proceeds from offering	$12,050,000	100.0%	$15,550,000	100.0%

Pre-opening expenses	$(1,910,000)	(15.9)%	$(1,910,000)	12.3%

Furniture, fixtures and equipment	$(1,050,000)	(8.7)%	$(1,050,000)	6.8%

Loans to customers, investment and other general purposes	$(9,090,000)	75.4%	$(12,590,000)	80.9%

Remaining proceeds	$0	0.0%	$0	0.0%
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          This item is not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matters were submitted to a vote of the shareholders of the Company during the three months ended June 30, 2006.
ITEM 5. OTHER INFORMATION.
          This item is not applicable.
ITEM 6. EXHIBITS.

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

Date: August 14, 2006	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: August 14, 2006	By:	/s/ Richard J. Miller
Richard J. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350