Form 10QSB
period 2006-09-30
Birmingham Bloomfield Bancshares
filed 2006-11-14
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☑    No ☐
The number of shares outstanding of the issuer’s Common Stock as of November 9, 2006, was 1,800,000 shares.
Traditional Small Business Filer Format:
Yes ☑    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐    No ☑

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Cash and cash equivalents
Cash	$650,670	$32,754
Federal funds sold	11,147,255	—

Total cash and cash equivalents	11,797,925	32,754

Loans
Total Loans	1,951,426	—
Less: allowance for loan losses	(30,000)	—

Net loans	1,921,426	—

Premises & equipment	1,925,833	140,108
Deferred offering costs (note 1)	0	442,766
Subscriptions receivable (note 9)	3,865,400	—
Interest receivable and other assets	79,784	24,542

Total Assets	$19,590,368	$640,170

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)

Deposits
Non-interest bearing	$305,763	—
Interest bearing	4,871,999	—

Total Deposits	5,177,762	—

Related party notes payable (note 2)	—	$749,000
Bank note payable (note 3)	—	960,000
Interest payable and other liabilities (note 4)	19,689	83,159

Total Liabilities	19,689	1,792,159

Shareholder’s equity (deficit)
Common Stock, no par value Authorized — 4,500,000 shares Issued and outstanding — 1,800,000 shares at September 30, 2006, 100 shares at December 31, 2005	17,075,159	1,000
Additional paid in capital — share based payments (note 5)	420,000	—
Accumulated deficit	(3,102,242)	(1,152,989)

Total shareholder’s equity (deficit)	14,392,917	(1,151,989)

Total liabilities and shareholder’s equity (deficit)	$19,590,368	$640,170

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest Income
Loans, including fees	$14,969	—	$14,969	—
Securities	0	—	0	—
Federal funds sold	97,421	—	97,421	—

Total interest income	112,390	—	112,390	—

Interest expense
Deposits	14,922	0	14,922	0
Borrowings	24,594	$8,040	71,452	$8,040

Total interest expense	39,516	8,040	86,374	8,040

Net Interest Income	72,874	(8,040)	26,016	(8,040)

Provision for loan losses	30,000	—	30,000	—

Net interest income after provision for loan losses	42,874	(8,040)	(3,984)	(8,040)

Non-interest income
Service charges and other fees	699	—	699	—
Other income	—	—	0	—

Total non-interest income	699	—	699	—

Non-interest expense
Salaries and benefits	532,629	115,556	937,250	368,881
Occupancy & equipment expense	110,217	45,535	282,921	114,778
FAS 123R share based payments (note 5)	420,000	—	420,000	—
Data processing expense	8,882	—	8,882	—
Advertising and public relations	25,089	—	25,089	—
Professional fees	6,365	26,508	49,684	208,972
Printing and office supplies	16,890	676	37,709	3,156
Other expense	10,066	10,931	184,433	32,013

Total non-interest expense	1,130,138	199,206	1,945,968	727,800

Income taxes (note 6)	—	—	—	—

Net income (loss)	($1,086,565)	($207,246)	($1,949,253)	($735,840)

Basic earnings/(loss) per share	(1.08)	(2,072.46)	(5.76)	(7,358.40)

Diluted earnings/(loss) per share	(1.08)	(2,072.46)	(5.76)	(7,358.40)

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT)
(Unaudited)
December 31, 2005 to September 30, 2006

			Additional
			Paid in
	Common Stock	Accumulated Deficit	Capital	Total

Balance at December 31, 2005	1,000	(1,152,989)	—	(1,151,989)

Issuance of 1,799,900 shares common stock (net of offering costs of $924,841)	17,074,159	—	—	17,074,159

Share based payments	—	—	420,000	420,000

Net loss	—	(1,949,253)	—	(1,949,253)

Balance at September 30, 2006	$17,075,159	($3,102,242)	$420,000	$14,392,917

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
(A Company in the Development Stage)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,949,253)	($735,839)
Share based payments expense	420,000	—
Provision for Loan Losses	30,000	—
Net (increase) decrease in other assets	387,524	(162,309)
Net increase (decrease) in other liabilities	(63,470)	84,580

Net cash used in operating activities	(1,175,199)	(813,568)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans	(1,951,426)	—
Purchases of equipment	(1,785,725)	(66,234)

Net cash used in investing activities	(3,737,151)	(66,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	5,177,762	—
Sale of Stock	13,208,759	—
Increase (decrease) in notes payable from related parties	(749,000)	370,000
Increase (decrease) in bank note payable	(960,000)	310,000

Net cash provided by financing activities	16,677,521	680,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,765,171	(199,802)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	32,754	222,469

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$11,797,925	$22,667

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
Note 1 — Summary of Significant accounting principles
Organization — Birmingham Bloomfield Bancshares, Inc. (the Company) was incorporated February 26, 2004 as Birmingham Bloomfield Bancorp, Inc., for the purpose of becoming a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company subsequently changed its name to Birmingham Bloomfield Bancshares, Inc. The Company received the required regulatory approvals to purchase the common stock of Bank of Birmingham (the Bank) on July 26, 2006. The Company closed on its first phase of its equity offering totaling $13,988,300 on July 26, 2006 and capitalized the Bank with $13,000,000. The Company continued raising capital until the closing of it’s offering on September 30, 2006. Early in the fourth quarter of 2006, the company closed on the remaining portion of its equity offering of $4,011,700 bringing its total equity to $18,000,000.
Basis of Presentation — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Organization and Preopening Costs — Organization and preopening costs represent incorporation costs, legal and accounting costs, consultant and professional fees and other costs relating to the organization. The organization and pre-opening costs were $1,990,000 through the commencement of operations, and these costs were charged to expense.
Deferred Offering Costs — Direct costs related to the offering of common stock were $924,000 and were capitalized and netted against the offering proceeds as of September 30, 2006.
Property and Equipment — The Company has approximately $1,926,000 of property and equipment on its balance sheet as of September 30, 2006. The majority of this represents construction in process on the Company’s main office at 33583 Woodward, Birmingham, MI.
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

Note 2 — Related Party Notes Payable
Notes Payable in the amount of $749,000 outstanding from the Company’s organizers were retired upon the completion of the Company’s stock offering on July 26, 2006 by issuing stock to each organizer having an aggregate subscription price equal to the amount advanced by the organizer.
Note 3 — Notes Payable
On July 21, 2005, the Company signed a $1,600,000 line of credit agreement with Fifth Third Bank. The line of credit was increased by $720,000 on April 20, 2006. The line of credit was paid in full and retired with the proceeds of the Company’s stock offering.
Note 4 — Other Liabilities
The Company entered into management consulting agreements with two of the organizers and two other persons, all of whom became employees of the Bank upon regulatory approval. These agreements called for additional payments to be accrued and paid to the parties at the rate ranging from $1,354 to $2,083 per month each beginning on their starting date with one third to be paid upon regulatory approvals and two thirds being paid upon the Bank commencing business. The total amount accrued of $133,000 was paid in the third quarter of 2006.
Note 5 — Share Based Payments
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, (SFAS 123R), which requires entities to measure the cost of equity instruments based on the grant-date fair value of the award (with limited exceptions). As required by SFAS 123R, as with SFAS 123, the Corporation is required to estimate the fair value of all warrants on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. The provisions of this statement are effective for the Corporation beginning January 1, 2006.
During the nine months ended September 30, 2006, the Corporation issued warrants to organizers at an exercise price of $10.00 per share with a duration of 10 years. The warrants vested immediately. The Corporation recognized FAS 123R share based payments expense, using the Black Scholes option-pricing model, of $420,000 for the three months and nine months ended September 30, 2006. During the nine months ended September 30, 2006 the Corporation also issued warrants to shareholders at an exercise price of $12.50 per share based upon one warrant for each five shares of stock purchased. The value of the shareholder warrants was deemed to be negligible.
The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions. The assumptions listed below were used in 2006.

Dividend yield or expected dividends	0.00%
Risk free interest rate	4.50%
Expected life	5 yrs.
Expected volatility	12.18%

Note 6 — Income Taxes
Income Taxes — The Company has net operating loss carryforwards of approximately $2,682,000 generated from inception through September 30, 2006 that are available to reduce future taxable income through the year ending December 31, 2025. The deferred tax asset generated by that loss carryforward has been offset with a valuation allowance since the Company does not have a history of earnings.
The components of the net deferred tax assets, included in other assets, are as follows:

Deferred tax assets:
Net operating loss carryforward	$912,000
Less valuation allowance	(912,000)

Total net deferred tax asset	$—

The reasons for the differences between the income tax expense at the federal statutory income tax rate and the recorded income tax expense are summarized as follows:

		Period from
		February
	Three Months	26, 2004
	Ended	(inception)
	September 30,	To September
	2006	30, 2006
Loss before income taxes	$666,565	$2,682,242
Income tax benefit at federal statutory rate of 34 percent	226,632	911,962
Other	(368)	38
Change in valuation allowance	227,000	912,000

Total income tax expense	$—	$—

Note 7 — Leases and Commitments
The Company has entered into a lease agreement for its main office. Payments began in February 2005 and the lease expires in October 2015. The Company also entered into a lease agreement for its branch office in Bloomfield Township which calls for lease payments to begin in March 2006 and expires February 2016. The main office lease has two ten year renewal options. The Bloomfield branch office lease has one five year renewal option. Rent expense under this agreement was $104,000 for the main office and $18,000 for the branch office for the three months ended September 30, 2006.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

October 1, 2006 through December 31,2006	$67,214
2007	269,022
2008	274,037
2009	279,807
2010	285,695
2011 and after	1,478,986

Total	$2,654,791

As of September 30, 2006 the Company has outstanding commitments under construction contracts totaling $443,000 for the renovation of its Bloomfield branch office facility of which the company will be receiving an allowance of $140,750 from the building owner. The Company has not yet been billed for any portion of the contract.
Note 8 — Stock Options and Stock Warrants
The Board of Directors has approved the issuance of 105,000 stock options to the executive officers of the Bank. It is anticipated that these will be issued in the fourth quarter of 2006. The Company has issued 184,000 stock warrants to the organizers of the Bank. These warrants have a ten year duration and a strike price of $10.00. In conjunction with its stock offering, the Company issued to each initial shareholder one warrant for every five shares of common stock purchased in the offering. These warrants have a three year duration and have a strike price of $12.50. See note 5 also.
Note 9 — Subsequent event
On July 25, 2006, Birmingham Bloomfield Bancshares, Inc. met all of the requirements to open its subsidiary, Bank of Birmingham to the public and received its certificate of insurance from the FDIC and its license from the State of Michigan. On that date it closed on subscriptions for 1,398,830 shares of common stock for a total of $13,988,300. The Company subsequently purchased 1,205,000 shares of common stock of Bank of Birmingham for a total of $13,000,000. Bank of Birmingham opened for business on July 26, 2006. The Company continued raising capital until the closing of it’s offering on September 30, 2006. Early in the fourth quarter of 2006, the company closed on the remaining portion of its equity offering of $4,011,700 bringing its total equity raised to $18,000,000. In accordance with SAB 4-E, the $4,011,700 net of offering expenses of $146,300 was reflected in Shareholders equity with an offsetting entry to subscriptions receivable.
Note 10 — Minimum regulatory capital requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Corporation were well-capitalized as of September 30, 2006.
The Banks’ and Corporation’s actual capital amounts and ratios as of September 30, 2006 are presented in the following table (dollars in thousands):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
		Ratio		Ratio		Ratio
	Amount	(Percent)	Amount	(Percent)	Amount	(Percent)
As of September 30, 2006:
Total risk-based capital (to risk weighted assets)
Bank of Birmingham	10,498	164.39	511	8.00	639	10.00
Consolidated	10,557	163.78	516	8.00	645	10.00

Tier I Capital (to risk weighted assets)
Bank of Birmingham	10,468	163.92	255	4.00	383	6.00
Consolidated	10,527	163.31	258	4.00	387	6.00

Tier I Capital (to average assets)
Bank of Birmingham	10,468	105.93	395	4.00	494	5.00
Consolidated	10,527	105.88	398	4.00	497	5.00

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
          On April 8, 2005, an application was filed with the Michigan Office of Financial and Insurance Services (OFIS) to organize the Bank and with the FDIC for federal deposit insurance. The Bank has received the regulatory approvals of the OFIS and the FDIC; and as of July 25, 2006 it has met all of the conditions that the Bank must satisfy. The Bank received its license to commence business and opened to the public on July 26, 2006 at its Bloomfield Township branch location. The Bank opened its main office on August 21, 2006.
          The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (SEC) which Registration Statement became effective November 14, 2005. Pursuant to the Registration Statement, a minimum of 1,300,000 shares of the Company’s common stock, no par value per share, and a maximum of 1,800,000 shares of common stock were registered for sale at an offering price of $10.00 per share. On July 25, the company had its first closing on the subscriptions received, and issued 1,398,830 shares of stock for a total of $13,988,830 of common stock and surplus which included the conversion of $749,000 of organizer loans into common stock. The Company continued to offer its stock for sale pursuant to the terms of the registration statement until September 30, 2006, at which point all 1,800,000 shares are sold or subscribed for. Early in the fourth quarter of 2006, the company closed on the remaining portion of its equity offering of $4,011,700 bringing its total equity raised to $18,000,000.
PLAN OF OPERATION
          The Company’s (and the Bank’s) main office is located at 33583 Woodward Avenue, Birmingham, MI 48009. The facility was opened to the public on August 21, 2006. The building is a free-standing one story office building of approximately 8,300 square feet. The Bank commenced operations on July 26, 2006 from its branch office at 4145 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which is approximately 5 miles from the main office. The branch is operating in a modular facility until renovations of the permanent facility are complete, which is anticipated to be near year end 2006. The permanent branch office will occupy approximately 2,815 square feet in a one story office building. The Bank has executed lease agreements with respect to each of its proposed banking locations. Each of the leases is for a period of 10 years with renewal options. The main office lease commenced in October 2005, and the branch office lease commenced in March 2006.
          At this time, neither the Company nor the Bank intends to own any of the properties from which the Bank will conduct banking operations. The Bank has hired 24 full-time equivalent employees to staff its banking offices, and the Company does not expect that it will have any employees who are not also employees of the Bank.
          The Bank will use its capital for customer loans, investments, leasehold improvements, equipment and other general banking purposes. We believe that the Company’s minimum initial offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. Accordingly, the Company does not anticipate raising additional capital during the 12-month period following the completion of its initial public offering. However, the Company cannot assure you that it will not need to raise additional capital within the next three years or over the next 12-month period.

FINANCIAL RESULTS
          The Bank opened for business on July 26, 2006. For the three months ended September 30, 2006, the Company generated a net loss of $1,087,000. The largest expense was salaries and benefits. Included in the net loss was an expense per FAS 123R for the recognition of share based payments expense of $420,000 based upon which is the estimated fair value of the warrants issued. Interest income for the quarter was largely due to federal funds sold, and interest and fee income on loans was $14,922. Offsetting this was interest expense on deposits of $14,922 and interest on borrowings of $24,594. Interest on borrowings was due to the organizational loan which was retired upon the completion of the Company’s stock offering.
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
          The Bank’s operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans, investments and the interest expense paid on its deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank’s ability to predict or control. Large moves in interest rates may decrease or eliminate the Bank’s profitability.
FUNDING OF OPERATIONS AND LIQUIDITY
          On July 25, the company had its first closing on the subscriptions received, and issued 1,398,830 shares of stock for a total of $13,988,830 of common stock and surplus which included the conversion of $749,000 of organizer loans into common stock. The Company continued to offer its stock for sale pursuant to the terms of the registration statement until September 30, 2006. At that date the full $18.0 million of the offering was sold and oversubscribed by some $480,000 which was returned to the subscribers. The full 1,800,000 shares were recognized in the financial statements and a subscriptions receivable was recorded for the subscriptions in process as of that date.
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
CAPITAL EXPENDITURES
          The Company has made capital expenditures totaling $1,925,000 as of September 30, 2006. The largest portion of these expenditures was related to the capitalization of leasehold improvements at its main office which was placed in service late in the third quarter of 2006. Management estimates that it will make capital expenditures of $400,000 during the fourth quarter of 2006 and first quarter of 2007 relating to final payments on its main office construction, Bloomfield branch office construction and equipment for its Bloomfield branch office.

LIQUIDITY AND INTEREST RATE SENSITIVITY
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
          On July 26, 2006 the company met the conditions to capitalize and open the Bank of Birmingham and issued 1,398,830 shares of stock for the subscriptions received in escrow and in lieu of cash repayment of the organizers advances of $749,000. The Company repaid the outstanding balance on the line of credit by using a portion of the proceeds of its initial public offering. Upon completion of these transactions the Company invested $13.0 million of the proceeds in capital of the Bank. As of September 30th, the Company’s primary source of liquidity is cash and federal funds sold which amounted to $11.8 million. As the Bank continues to grow, it is anticipated that a substantial portion of these funds will be invested in loans and investments and be supplanted by increases in deposits.
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
          Other than increases in loans and deposits, management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.
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
ITEM 3. CONTROLS AND PROCEDURES
          As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
          Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
          There are no known pending legal proceedings to which the Company or the Bank is a party or to which any of its properties are subject; nor are there material proceedings known to the Company, in which any director, officer or affiliate or any principal stockholder is a party or has an interest adverse to the Company or the Bank.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          On November 14, 2005, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form SB-2 (File No. 333-128127) related to its initial public offering of common stock, no par value. The offering expired on September 30, 2006. The Company offered for sale a minimum of 1,300,000 and a maximum of 1,800,000 shares of common stock at a price of $10.00 per share to raise the money to organize Bank of Birmingham, a Michigan state bank (in organization). The Company registered a total of up to 2,344,000 shares of common stock, of which 544,000 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 360,000 shares of common stock at an exercise price of $12.50 per share issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 184,000 shares of common stock at an exercise price of $10.00 per share issued to the organizers of the Company). On July 25, the company had its first closing on the subscriptions received, and issued 1,398,830 shares of stock for a total of $13,988,830 of common stock and surplus which included the conversion of $749,000 of organizer loans into common stock. The Company continued to offer its stock for sale pursuant to the terms of the registration statement until September 30, 2006. At that date the full $18.0 million of the offering was sold and oversubscribed by some $480,000 which was returned to the subscribers. The offering was closed and the company received the remaining equity of $4,011,700 early in the fourth quarter.
          As of September 30, 2006, the Company had incurred approximately $778,000 in deferred offering costs. Of this amount, pursuant to prospectus supplement no.3 dated June 8, 2006, the company paid $144,000 in broker commissions of which $115,000 was paid to the Gregory J. Schwartz & Co. Subsequent to September 30 and the final closing of the Company’s offering an additional $213,000 in broker commissions was paid of which $191,000 was paid to the Gregory J. Schwartz & Co. Gregory J. Schwartz & Co. is an entity owned by Gregory Schwartz, Jr., Walter Schwartz, and other members of their immediate family. Walter Schwartz is a director of the Company and a director of Bank of Birmingham, the Company’s banking subsidiary. Gregory Schwartz, Jr. is also an organizer of Bank of Birmingham. The Company’s board of directors approved the terms of the agreement with Gregory J. Schwartz & Co. without the participation of Gregory J. Schwartz, Jr. or Walter Schwartz. No other fees were paid to directors, officers, ten percent or greater shareholders, any of their associates, or affiliates of the Company.
          The net proceeds of the offering were $13,209,759 as of September 30, 2006 and are estimated to be $17,030,000 at the completion of the offering. The company used $13,000,000 to purchase capital stock of the Bank on July 26, 2006 and subsequently contributed an additional $3,000,000 to the capital surplus of the Bank in the fourth quarter of 2006 upon the completion and closing of the offering.
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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: November 14, 2006	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Richard J. Miller
Richard J. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act
31.2	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act
32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350