Form 10KSB
period 2006-12-31
Birmingham Bloomfield Bancshares
filed 2007-03-29
CIK 1335792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission File Number 333-128127
BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Michigan	20-3993452

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
33583 Woodward Avenue, Birmingham. MI 48009
(Address of principal executive offices, including zip code)
(248) 723-7200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Common Stock, no par value
Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
Form 10-KSB or any amendment of this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The issuers revenues for the most recent fiscal year ending December 31, 2006 were ($2,963,154).
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 26, 2006 was $16,200,000.
As of March 27, 2006, 1,800,000 shares of the common stock of the registrant were issued or outstanding.
Documents Incorporated by Reference:
Parts I and II – Portions of the Shareholder Report of the issuer for the year ended December 31, 2006.
Part III – Portions of the Proxy Statement of the issuer for its April 23, 2007 Annual Meeting

Disclosure Regarding Forward Looking Statements
     This report contains forward-looking statements throughout that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
     Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: expected cost savings and synergies from our acquisition activities might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; expenses associated with the implementation of our trust and wealth management services might be greater than expected, whether due to a possible need to hire more employees than anticipated or other costs incurred in excess of budgeted amounts; the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions; interest rate movements and their impact on customer behavior and net interest margin; the impact of repricing and competitor’s pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers’ needs and development in the market place; our ability to access cost-effective funding; changes in financial markets; changes in economic conditions in general and particularly as related to the automotive and related industries in the Detroit metropolitan area; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; changes in accounting principles, policies or guidelines; and our future acquisitions of other depository institutions or lines of business.

BIRMIGNHAM BLOOMFIELD BANCSHARES, INC.
PART I
ITEM 1. Description of Business.
Overview
     Birmingham Bloomfield Bancshares, Inc. (the “Corporation”) was organized as a Michigan corporation on February 26, 2004 to serve as a bank holding company for Bank of Birmingham (the “Bank”). The Corporation received approval from the Federal Reserve Bank of Chicago to become a bank holding company on May 17, 2006 upon the acquisition of 100% of the common stock of the Bank of Birmingham. The Corporation has no material business operations other than owning and managing the Bank and has no plans for other business operations in the foreseeable future.
     On April 8, 2005, the organizers of the Bank filed an application with the Michigan Office of Financial and Insurance Services (OFIS) to organize the Bank as a state bank and with the Federal Deposit Insurance Corporation (FDIC) for federal deposit insurance. The Bank received the regulatory approvals of the OFIS on October 21, 2005 and the FDIC on November 9, 2005. These regulatory approvals were subject to certain conditions that the Bank must satisfy before receiving a license to commence banking operations, including: (1) capitalizing the Bank with at least $12.05 million, and (2) implementing appropriate banking policies and procedures.
     The Corporation commenced its initial public offering on November 15, 2005 to raise the capital required to capitalize the Bank of Birmingham. The Corporation received the required regulatory approvals to purchase the common stock of the Bank on July 26, 2006. The Corporation closed on its first phase of its equity offering totaling $13,988,300 on July 26, 2006 and capitalized the Bank with $13,000,000. Bank of Birmingham opened for business on July 26, 2006. The Corporation continued raising capital until the closing of it’s offering on September 30, 2006. Early in the fourth quarter of 2006, the Corporation closed on the remaining portion of its equity offering of $4,011,700 bringing its total equity to $18,000,000.
Philosophy and strategy
     Bank of Birmingham operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, will distinguish the Bank from its competitors.
     To carry out this philosophy, the Bank’s business strategy involves the following:
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

Market opportunities
     Primary service areas. Bank of Birmingham’s primary service area is Oakland County generally, and specifically the cities of Birmingham, Beverly Hills, Franklin, Bingham Farms, Bloomfield Township, and Bloomfield Hills. The Bank serves this market from two locations. Its main office is at 33583 Woodward Avenue, Birmingham, Michigan, and its full-service branch office at 4145 West Maple, Bloomfield Township, Michigan. We believe that Bank of Birmingham will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service areas. Compared with other economically less fortunate areas of the country, Oakland County has a vibrant economy and a stable population and is one of the most affluent counties in the country. From a wealth accumulation standpoint, the bank’s specific target market compares favorably with any affluent area in the country. This situation continues to create opportunities for new businesses, including financial service providers such as the Bank, who wish to serve this affluent and expanding market.
     Local economy. The Bank’s primary service area represents a unique market with a diversified and stable customer base. As a community bank, Bank of Birmingham will be designed to serve the needs of the residents, small- to medium-sized businesses and professionals within this thriving economy.
     According to data compiled by the United States Census and ESRI Business Information Systems, personal and family income figures in the Bank’s proposed primary service areas have grown steadily over the past five years. In 2004, median household income in the Birmingham/Bloomfield market area was $107,968 as compared with $99,677 for 2000, which represents an increase of more than 8% for the period. In Oakland County, there has not been a large amount of residential development in recent years, which has kept the population very stable. The area, with its open space, established schools, and favorable lifestyle, attracts many younger families and individuals who purchase the homes of those people who seek other places to retire or move for other employment opportunities. These new residents are increasingly more educated and more diversified in business and professional skills. As they move to Oakland County, they bring with them increased earning capacities and unique banking needs. We believe there is a great opportunity for a new commercial bank to attract customers by providing specialized service for their unique banking needs.
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
     According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2006, financial institutions in Oakland County, where the main office will be located, held approximately $38.6 billion in total deposits. A significant portion of the deposits held in financial institutions in our primary banking market are attributable to branch offices of out-of-state banks. We believe that banks headquartered outside of our primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers. Through our local ownership and management, we believe that Bank of Birmingham will be uniquely situated to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs. We believe that the Bank can compete effectively with larger and more established banks through an active business development plan and by offering local access, competitive products and services and more responsive customer service.

Business strategy
     Management philosophy. Bank of Birmingham is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. Its primary focus is on local businesses, professionals and individuals to whom quality banking service is a critical, but lacking, element in their current banking relationships. We believe that this philosophy, encompassing the service aspects of community banking, will distinguish the bank from its competitors. To this end, the Bank has endeavored to hire the most qualified and experienced people in the market who share the Bank’s commitment to customer service. We believe there is an opportunity for a locally-owned and locally-managed community bank to acquire a significant market share by offering an alternative to the less personal service offered by many larger banks. Accordingly, the Bank will implement the following operating and growth strategies.
     Operating strategy. In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop the bank’s image as a local bank with a community focus, Bank of Birmingham will employ the following operating strategies:
•	Experienced senior management. The Bank’s senior management possesses extensive experience in banking industry, as well as substantial business and banking contacts in our primary service areas.

•	Quality employees. Bank of Birmingham will strive to hire highly trained and seasoned staff.

•	Community-oriented board of directors. All of the Bank’s directors are either experienced bankers or local business and community leaders. Many of its directors are residents of our primary service areas, and most have significant business ties to the Bank’s primary service areas, enabling them to be sensitive and responsive to the needs of the community. Additionally, the board of directors represents a wide variety of business experience and community involvement.

•	Highly visible sites. The main office is highly visible and located in close proximity to major traffic arteries. The main office is located at 33583 Woodward Avenue, Birmingham, Michigan in an area that provides easy access to potential banking customers traveling in the Birmingham area. The Bank also operates another full-service banking office at 4145 West Maple, Bloomfield Township, Michigan, to serve the expanding Bloomfield area. We believe that these sites give the Bank a highly visible presence in a market that is dominated by branch offices of Banks headquartered out of the area. We believe this will enhance the Bank’s image as a strong competitor.

•	Individual customer focus. Bank of Birmingham focuses on providing individual service and attention to our target customers, which include local businesses, professionals and individuals. The Bank’s products and services are delivered personally though two full-service offices and supported by effective technical and non-technical service delivery systems. Clients will enjoy the convenience of on-site visits by the Bank’s business relationship managers, a courier service for non-cash deposits and business consultation services.

•	Financial and information center. Bank of Birmingham serves as a financial and information center for the community, and will assemble and sponsor professionals to conduct seminars and workshops on a variety of subjects of interest to assist members of our community in developing or enhancing their personal and professional effectiveness.
     Growth strategies. Because we believe that the growth and expansion of the Bank’s operations will be significant factors in our success, Bank of Birmingham has implemented the following growth strategies:

•	Capitalize on community orientation. We plan to capitalize on the Bank’s position as an independent, locally-owned community bank to attract individuals, professionals and local business customers that may be underserved by larger banking institutions in our market area.

•	Emphasize local decision-making. The Bank will emphasize local decision-making by experienced bankers. This will help the Bank attract local businesses and service-minded customers.

•	Attract experienced lending officers. Bank of Birmingham has hired experienced, well-trained lending officers capable of soliciting loan business immediately.

•	Offer fee-generating products and services. The Bank’s range of services, pricing strategies, interest rates paid and charged and hours of operation will be structured to attract its target customers and increase its market share. Bank of Birmingham will strive to offer the small business person, professional, entrepreneur and consumer the best loan services available while charging competitively for these services and utilizing technology and strategic outsourcing to increase fee revenues.
Lending services
     Lending policy. The Bank offers a full range of lending products, including commercial loans to small-to medium-sized businesses, professionals, and consumer loans to individuals. The Bank understands that it competes for these loans with competitors who are well established in its primary market area and have greater resources and lending limits. As a result, Bank of Birmingham may initially have to offer more flexible pricing and terms to attract borrowers. We feel a quick response to credit requests will provide the Bank a competitive advantage.
     The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Bank’s loan committee will determine whether to approve the loan request.
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
     Credit risks. The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The well-established financial institutions in our primary service areas are likely to make proportionately more loans to medium- to large-sized businesses than we will make. Many of the Bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

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
     Commercial loans. Bank of Birmingham expects that loans for commercial purposes in various lines of businesses will be one of the larger components of the bank’s loan portfolio. The target commercial loan market will be small- to medium-sized businesses and the business professional market. The terms of these loans will vary by purpose and by type of underlying collateral. The commercial loans will primarily be underwritten on the basis of the borrower’s ability to service the loan from income. The Bank will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

     Consumer loans. Bank of Birmingham makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. The amortization of second mortgages will generally not exceed 15 years and the rates will generally not be fixed for over 12 months. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan will generally be amortized over the useful life of the asset. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. We expect that the principal competitors for consumer loans will be the established banks and finance companies in the Bank’s market.
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
Asset and liability management
     The asset-liability management committee oversees the Bank’s assets and liabilities and will strive to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written loan and investment policies that the Bank will adopt. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.
Deposit services
     Bank of Birmingham has established a broad base of core deposits, including savings accounts, checking accounts, money market accounts, NOW accounts, a variety of certificates of deposit and individual retirement accounts. The Bank intends initially to leverage our initial shareholder base, which is expected to be comprised primarily of residents of the Bank’s primary service areas, into a source of core deposits. In addition, the Bank has implemented a marketing program in its primary service areas and will feature a broad product line and competitive rates and services. The primary sources of deposits will be residents of, and businesses and their employees located in, the Bank’s primary service areas. Bank of Birmingham will obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.
Other banking services
     Other anticipated banking services include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, Internet banking, automated teller machine cards and debit cards. The Bank is associated with nationwide networks of automated teller machines that its customers can use throughout Michigan and the courntry. The Bank offers credit card and merchant card services through a correspondent as an agent for the Bank. It also may offer expanded financial services, such as insurance, financial planning, investment and trust services; in each case, if offered, we would expect initially that the Bank would do so through strategic partners. The Bank does not plan to exercise trust powers and may do so in the future only with prior regulatory approval.

Employees
     The Bank’s success will depend, in part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank of Birmingham operates with twenty-two full-time equivalent employees.
SUPERVISION AND REGULATION
General
     The growth and earnings performance of the Corporation and the Bank can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Michigan Office of Financial and Insurance Services (the “OFIS”), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
     Federal and state laws and regulations generally applicable to financial institutions, such as the Corporation and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.
     The Corporation’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, the Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities and Exchange Commission under the Exchange Act.
     The Corporation’s common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Corporation may not be resold without registration unless sold in accordance with certain resale restrictions. If the Corporation meets specified current public information requirements, each affiliate of the Corporation is able to sell in the public market, without registration, a limited number of shares in any three-month period.
     The following references to material statutes and regulations affecting the Corporation and the Bank are brief summaries and do not purport to be complete, and are qualified in their entirety by reference to such statues and regulations. Any change in applicable law or regulations may have a material effect on the business of the Corporation and the Bank.
The Corporation
     General. The Corporation, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Corporation is required to register with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Corporation might not do so absent such policy. Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.
     Investments and Activities. Under the BHCA, a bank holding Corporation must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates.
     The BHCA limits the activities of a bank holding company that has not qualified as a financial holding company to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act (the “GLB Act”) on November 11, 1999, to be so closely related to banking or managing or controlling banks as to be a proper incident to those activities. Such non-banking activities include, among other things: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing securities brokerage services for customers.
     A bank holding company whose subsidiary depository institutions all are well-capitalized and well-managed and who have Community Investment Act ratings of at least “satisfactory” may elect to become a financial holding company. A financial holding company is permitted to engage in a broader range of activities than are permitted to bank holding companies.
     Those expanded activities include any activity which the Federal Reserve (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities.
     Federal legislation also prohibits the acquisition of control of a bank holding company, such as the Corporation, by a person or a group of persons acting in concert, without prior notice to the Federal Reserve. Control is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank holding company.
     Capital Requirements. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guideline levels, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.
     The Federal Reserve capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least 4% must be Tier I capital (which consists principally of shareholders’ equity). The leverage requirement consists of a minimum ratio of Tier I capital to total assets of 3% for the most highly rated bank holding companies, with minimum requirements of 4% to 5% for all others.
     The risk-based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier I capital less all intangible assets), well above the minimum levels.

The Bank
     General. The Bank is a Michigan state-chartered bank, the deposit accounts of which are insured by the FDIC. As a state-chartered non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OFIS, as the chartering authority for state banks, and the FDIC, as administrator of the deposit insurance fund, and to the statutes and regulations administered by the OFIS and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the OFIS and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.
     Business Activities. The Bank’s activities are governed primarily by Michigan’s Banking Code of 1999 (the “Banking Code”) and the Federal Deposit Insurance Act (“FDI Act”). The FDI Act, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties; mandates the establishment of a risk-based deposit insurance assessment system; and requires imposition of numerous additional safety and soundness operational standards and restrictions. The GLB Act, which amended the FDI Act, among other things, loosens the restrictions on affiliations between entities engaged in certain financial, securities, and insurance activities; imposes restrictions on the disclosure of consumers’ nonpublic personal information; and institutes certain reforms of the Federal Home Loan Bank System. The federal laws contain provisions affecting numerous aspects of the operation and regulation of federally insured banks and empower the FDIC, among other agencies, to promulgate regulations implementing their provisions.
     Branching. State chartered banks have the authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, unless the OFIS objects in writing within 30 days after it receives notice of a bank’s intent to establish a branch.
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows the FDIC and other federal bank regulators to approve applications for mergers of banks across state lines without regard to whether such activity is contrary to state law. However, each state can determine if it will permit out of state banks to acquire only branches of a bank in that state or to establish de novo branches.
     Loans to One Borrower. Under Michigan law, a bank’s total loans and extensions of credit and leases to one person is limited to 15% of the bank’s capital and surplus, subject to several exceptions. This limit may be increased to 25% of the bank’s capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of nonnegotiable consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus.
     Enforcement. The OFIS and FDIC each have enforcement authority with respect to the Bank. The Commissioner of the OFIS has the authority to issue cease and desist orders to address unsafe and unsound practices and actual or imminent violations of law and to remove from office bank directors and officers who engage in unsafe and unsound banking practices and who violate applicable laws, orders, or rules. The Commissioner of the OFIS also has authority in certain cases to take steps for the appointment of a receiver or conservator of a bank.
     The FDIC has similar broad authority, including authority to bring enforcement actions against all “institution-affiliated parties” (including shareholders, directors, officers, employees, attorneys, consultants, appraisers and accountants) who knowingly or recklessly participate in any violation of law or regulation or any breach of fiduciary duty, or other unsafe or unsound practice likely to cause financial loss to, or otherwise have an adverse effect on, an insured institution. Civil penalties under federal law cover a wide range of violations and actions. Criminal penalties for most financial institution crimes include monetary fines and imprisonment. In addition, the FDIC has substantial discretion to impose enforcement action on banks that fail to comply with its regulatory requirements, particularly with respect to capital levels. Possible enforcement actions range from requiring the preparation of a capital plan or imposition of a capital directive, to receivership, conservatorship, or the termination of deposit insurance.
     Assessments and Fees. The Bank pays a supervisory fee to the OFIS of not less than $1,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIS imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.
     Regulatory Capital Requirements. The Bank is required to comply with capital adequacy standards set by the FDIC. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions. More than one capital adequacy standard applies, and all applicable standards must be satisfied for an institution to be considered to be in compliance. There are three basic measures of capital adequacy: a total risk-based capital measure, a Tier 1 risk-based capital ratio; and a leverage ratio.
     The risk-based framework was adopted to assist in the assessment of capital adequacy of financial institutions by, (i) making regulatory capital requirements more sensitive to differences in risk profiles among organizations; (ii) introducing off-balance-sheet items into the assessment of capital adequacy; (iii) reducing the disincentive to holding liquid, low-risk assets; and (iv) achieving greater consistency in evaluation of capital adequacy of major banking organizations throughout the world. The risk-based guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to different risk categories. An institution’s risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets.
     Qualifying capital consists of two types of capital components: “core capital elements” (or Tier 1 capital) and “supplementary capital elements” (or Tier 2 capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and other intangibles. Core capital elements consist of (i) common shareholders’ equity, (ii) noncumulative perpetual preferred stock (subject to certain limitations), and (iii) minority interests in the equity capital accounts of consolidated subsidiaries. Tier 2 capital consists of (i) allowance for loan and lease losses (subject to certain limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; (iv) term subordinated debt and intermediate term preferred stock (subject to limitations); and (v) net unrealized holding gains on equity securities.
     Under current capital adequacy standards, the Bank must meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital.
     The Bank must also meet a leverage capital requirement. In general, the minimum leverage capital requirement is not less than 3% Tier 1 capital to total assets if the bank has the highest regulatory rating and is not anticipating or experiencing any significant growth. All other banks should have a minimum leverage capital ratio of 100 to 200 basis points higher and thus a minimum leverage capital ratio of not less than 4%.
     Prompt Corrective Regulatory Action. The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank is considered “well capitalized” if its risk-based capital ratio is at least 10%, its Tier 1 risk-based capital ratio is at least 6%, its leverage ratio is at least 5%, and the bank is not subject to any written agreement, order, or directive by the FDIC.
     A bank generally is considered “adequately capitalized” if it does not meet each of the standards for well-capitalized institutions, and its risk-based capital ratio is at least 8%, its Tier 1 risk-based capital ratio is at least 4%, and its leverage ratio is at least 4% (or 3% if the institution receives the highest rating under the

Uniform Financial Institution Rating System). A bank that has a risk-based capital ratio less than 8%, or a Tier 1 risk-based capital ratio less than 4%, or a leverage ratio less than 4% (3% or less for institutions with the highest rating under the Uniform Financial Institution Rating System) is considered to be “undercapitalized.” A bank that has a risk-based capital ratio less than 6%, or a Tier 1 capital ratio less than 3%, or a leverage ratio less than 3% is considered to be “significantly undercapitalized,” and a bank is considered “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%.
     Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.” In addition, a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by each company that controls a bank that submits such a plan, up to an amount equal to 5% of the bank’s assets at the time it was notified regarding its deficient capital status. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
     Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments, set assessment rates beginning January 1, 2007 and establish a new insurance assessment system. Under the new regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The new regulations also established assessment rates beginning January 1, 2007 with the highest rated institutions, those in Risk Category I, paying premiums of between 05% and ..07% of deposits and the lowest rated institutions, those in Risk Category IV, paying premiums of ..43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.
     Payment of Dividends by the Bank. There are state and federal requirements limiting the amount of dividends which the Bank may pay. Generally, a bank’s payment of cash dividends must be consistent with its capital needs, asset quality, and overall financial condition. Due to FDIC requirements, it is expected that the Bank will not be permitted to make dividend payments to the Corporation during the first three (3) years of the Bank’s operations. Additionally, OFIS and the FDIC have the authority to prohibit the Bank from engaging in any business practice (including the payment of dividends) which they consider to be unsafe or unsound.
     Under Michigan law, the payment of dividends is subject to several additional restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank will be required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts. These limitations can affect the Bank’s ability to pay dividends.
     Loans to Directors, Executive Officers, and Principal Shareholders. Under FDIC regulations, the Bank’s authority to extend credit to executive officers, directors, and principal shareholders is subject to substantially the same restrictions set forth in Federal Reserve Regulation O. Among other things, Regulation O (i) requires that any such loans be made on terms substantially similar to those offered to nonaffiliated individuals, (ii) places limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and (iii) requires that certain approval procedures be followed in connection with such loans.
          Certain Transactions With Related Parties. Under Michigan law, the Bank may purchase securities or other property from a director, or from an entity of which the director is an officer, manager, director, owner, employee, or agent, only if such purchase (i) is made in the ordinary course of business, (ii) is on terms not less favorable to the Bank than terms offered by others, and (iii) the purchase is authorized by a majority of the board of directors not interested in the sale. The Bank may also sell securities or other property to its directors, subject to the same restrictions (except in the case of a sale by the Bank, the terms may not be more favorable to the director than those offered to others).
          In addition, the Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Corporation and its non-bank subsidiaries, on investments in the stock or other securities of the Corporation and its non-bank subsidiaries, and on the acceptance of stock or other securities of the Corporation or its non-bank subsidiaries as collateral for loans. Various transactions, including contracts, between the Bank and the Corporation or its non-bank subsidiaries must be on substantially the same terms as would be available to unrelated parties.
          Standards for Safety and Soundness. The FDIC has established safety and soundness standards applicable to the Bank regarding such matters as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits, and asset quality and earnings. If the Bank were to fail to meet these standards, the FDIC could require it to submit a written compliance plan describing the steps the Bank will take to correct the situation and the time within which such steps will be taken. The FDIC has authority to issue orders to secure adherence to the safety and soundness standards.
          Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain non-interest earning reserves against a stated percentage of their transaction accounts, as follows:
•	for transaction accounts totaling $8.5 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $8.5 million up to and including $45.8 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $45. million, a reserve requirement of $1.119 million plus 10% against that portion of the total transaction accounts greater than $45.8 million.
          The effect of maintaining the required non-interest earning reserve is to reduce the Bank’s interest-earning assets.
ITEM 2. Description of Property.
          The Bank operates from two locations Our main office is located at 33583 Woodward Avenue, Birmingham, Michigan 48009, which is in the southeast corner of our primary service area. We have leased the 8,300 square foot facility for our main office. The building is located on the southwest corner of Woodward Avenue and Chapin street. Woodward Avenue was the first official state highway in Michigan and is a heavily traveled, eight lane boulevard style roadway. Our main office is located on the west side of the street, facing east. The main lobby may be accessed from the street or the rear of the building through the parking lot. This facility opened in August 2006.
          We also lease and operate from a branch office at 4145 West Maple, in Bloomfield Township, Michigan, which is approximately 5 miles west of the main office. The branch office is in a 2,815 square-foot building. The branch facility is located on Maple Road, just west of Telegraph Road and adjacent to a busy shopping plaza. Telegraph Road is a heavily traveled, eight-lane boulevard style state highway, and Maple Road is a well-traveled, five-lane roadway. The branch facility has a convenient separate entrance, has dedicated parking, and has signage located on the upper, most visible part of the building as well as a drive-in facility. After operating in a temporary modular facility, the building opened for business in February 2007. We believe the branch location will give us access to both retail and commercial customers.
     The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-KSB. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. Management believes that these facilities will be adequate to meet the initial needs of the Corporation and Bank and that the properties will be adequately covered by insurance.
ITEM 3. Legal Proceedings.
     There are no material pending legal proceedings to which the Corporation or the Bank is a party or to which any of its properties are subject; nor are there material proceedings known to the Corporation, in which any director, officer or affiliate or any principal stockholder is a party or has an interest adverse to the Corporation or the Bank.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     None.

PART II
ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
     The information shown under the caption “Stock Information” on page 32 of the Shareholder Report filed as Exhibit 13 to this Form 10-KSB is incorporated herein by reference. In addition, the Equity Compensation Plan Information table, in the proxy statement is incorporated herein by reference.
     The following table sets for the high and low market information for the third and fourth quarters of 2006, based upon bid information. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

		Market		Dividends
		Information		paid per
Year	Quarter	High	Low	share
2006	Third	$10.20	$10.00	—
	Fourth	$10.25	$9.00	—
Dividends
     Because, as a holding company, the Corporation will initially conduct no material activities other than holding the common stock of the Bank, its ability to pay dividends will depend on the receipt of dividends from the Bank. Initially, the Corporation expects that the Bank will retain all of its earnings to support its operations and to expand its business. Additionally, the Corporation and the Bank are subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need to retain and build capital, neither the Corporation nor the Bank plans to pay dividends until the Bank becomes profitable and recovers any losses incurred during its initial operations. The payment of future dividends and the dividend policies of the Corporation and the Bank will depend on the earnings, capital requirements and financial condition of the Corporation and the Bank, as well as other factors that its respective boards of directors consider relevant.
Recent Sales of Unregistered Securities
     None.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation.
     The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 20 to 31 of the Shareholder Report filed as Exhibit 13 to this Form 10-KSB is incorporated herein by reference.
ITEM 7. Financial Statements.
     The information presented under the captions “Consolidated Balance Sheet,” “Consolidated Statement of Operations,” “Consolidated Statement of Changes in Shareholders’ Equity (Deficit),” “Consolidated Statement of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages 1 through 19 of the Shareholder Report filed as Exhibit 13 to this Form 10-KSB, as well as the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC, dated March 12, 2007, included in the Shareholder Report, are incorporated herein by reference.
ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
ITEM 8A. Controls and Procedures.
     As of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2006, the Corporation carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).
     Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports the Corporation files or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance management of the Corporation necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     There were no changes in the Corporation’s internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.
     The Corporation intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Corporation’s business. While the Corporation believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures.
ITEM 8B. Other Information
     Not applicable.

PART III
ITEM 9. Directors and Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act.
     Directors and Executive Officers. The information presented under the captions “Election of Directors” and “Backgrounds of our Other Executive Officers” in the Proxy Statement of the Corporation for its Annual Meeting of Stockholders to be held on April 23, 2007 (the “Proxy Statement”), is incorporated herein by reference.
     Audit Committee and Audit Committee Financial Expert. The information concerning the Corporation’s audit committee and audit committee financial expert is presented under the caption “Governance of the Company – Role and Composition of the Board of Directors”; and “Audit Committee Financial Expert” in the Proxy Statement is incorporated herein by reference.
     Compliance with Section 16(a) of the Exchange Act. The information presented under the caption “Compliance With Section 16” in the Proxy Statement is incorporated herein by reference.
     Code of Ethics. The information presented under th caption “Code of Ethics” in the Proxy Statement is incorporated herein by reference.
ITEM 10. Executive Compensation.
     The information presented under the captions “Directors Compensation” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.
ITEM 11. Security Ownership of Certain Beneficial Owners and Management.
     The information relating to security ownership of certain beneficial owners and management presented under the captions “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Executive Officers as A Group” and “Security Ownership of Stockholder Holding 5% or More” in the Proxy Statement is incorporated herein by reference.
     The Information concerning the Corporation’s equity compensation plans presented under the caption “Item 2. Approval of the 2006 Stock Incentive Plan” in the Proxy Statement is incorporated herein by reference.
ITEM 12. Certain Relationships and Related Transactions, and Director Independence.
     The Information relating to certain relationships and related transactions under the caption “Transactions With Certain Related Persons” in the Proxy Statement is incorporated by reference. The information relating to director independence under the caption “Role and Composition of the Board of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 13. Exhibits

Number	Description
3.1	Articles of incorporation are incorporated by reference from Exhibit 3.1 of the Corporation’s Registration Statement on Form SB-2/A dated October 27, 2005 (SEC File no. 333-128127)

3.2	Bylaws are incorporated by reference from Exhibit 3.2 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005 (SEC File no. 333-128127)

4.1	Specimen common stock certificate is incorporated by reference from Exhibit 4.1 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005 (SEC File no. 333-128127)

4.2	Form of Birmingham Bloomfield Bancorp, Inc. Organizers’ Warrant Agreement is incorporated by reference from Exhibit 4.2 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005 (SEC File no. 333-128127)

4.3	Form of Birmingham Bloomfield Bancorp, Inc. Shareholders’ Warrant Agreement is incorporated by reference from Exhibit 4.3 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005 (SEC File no. 333-128127)

10.1	Birmingham Bloomfield Bancorp, Inc. 2005 Stock Incentive Plan is incorporated by reference from Exhibit 10.3 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005 (SEC File no. 333-128127)+

10.2	Form of Employment Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Robert Farr is incorporated by reference from Exhibit 10.4 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005 (SEC File no. 333-128127)+

10.3	Form of Employment Agreement by and between Birmingham Bloomfield Bancorp, Inc. and Richard Miller is incorporated by reference from Exhibit 10.5 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005 (SEC File no. 333-128127)+

10.4	Lease Agreement dated January 28, 2005, by and between Irving I. Rosen Family Limited Partnership and Birmingham Bloomfield Bancorp, Inc. is incorporated by reference from Exhibit 10.10 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005 (SEC File no. 333-128127)

10.5	Lease Agreement, by and between Birmingham Bloomfield Bancorp, Inc. and Bloomfield Plaza is incorporated by reference from Exhibit 10.11 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005 (SEC File no. 333-128127)

10.6	Data Processing Services Agreement, dated February 16, 2005, by and between Rurbanc Data Services, Inc. and Bank of Birmingham is incorporated by reference from Exhibit 10.12 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005 (SEC File no. 333-128127)

10.7	Item Processing Services Agreement, dated February 16, 2005, by and between Rurbanc Data Services, Inc. and Bank of Birmingham is incorporated by reference from Exhibit 10.13 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005 (SEC File no. 333-128127)

11	Computation of Per Share Earnings

13	2006 Shareholder Report (except for portions of the 2006 Shareholder Report that are expressly incorporated by reference into this Annual Report of Form 10-KSB, the 2006 Shareholder Report shall not be deemed filed as apart herof.)

14	Code of Ethics is incorporated by reference from Exhibit 14 of the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (SEC File no. 333-128127)

20	Other Documents – The Corporation’s Proxy Statement to Shareholders dated March 19, 2007.

Number	Description
21	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350

+	Indicates a compensatory plan or contract.
ITEM 14. Principal Accounting Fees and Services.
     The information relating to principal accountant fees and services presented under the caption “Audit Committee” (with the exception of the Audit Committee Report) in the Proxy Statement is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

By:	/s/ Robert E. Farr

Robert E. Farr
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Donald J. Abood	Director	March 29, 2007

Donald J. Abood

/s/ William R. Aikens	Director	March 29, 2007

William R. Aikens

/s/ Jane L. Brodsky	Director	March 29, 2007

Jane L. Brodsky

/s/ Harry Cendrowski	Director	March 29, 2007

Harry Cendrowski

/s/ Donald E. Copus	Director	March 29, 2007

Donald E. Copus

/s/ John M. Farr	Director	March 29, 2007

John M. Farr

/s/ Robert E. Farr	Director, President & Chief Executive Officer	March 29, 2007

Robert E. Farr

/s/ Charles Kaye	Director	March 29, 2007

Charles Kaye

/s/ Scott McCallum	Director	March 29, 2007

Scott McCallum

SIGNATURE	TITLE	DATE

/s/ Richard J. Miller	Director, Chief Financial Officer	March 29, 2007

Richard J. Miller

/s/ Daniel P. O’Donnell	Director	March 29, 2007

Daniel P. O’Donnell

/s/ Charles T. Pryde	Director	March 29, 2007

Charles T. Pryde

/s/ Donald Ruff	Director	March 29, 2007

Donald Ruff

/s/ Walter F. Schwartz	Director	March 29, 2007

Walter F. Schwartz

/s/ Henry Spellman	Director	March 29, 2007

Henry Spellman

/s/ Robert Stapleton	Director	March 29, 2007

Robert Stapleton

Exhibit Index

Number	Description
11	Computation of Per Share Earnings

13	2006 Shareholder Report (except for portions of the 2006 Shareholder Report that are expressly incorporated by reference in this Annual Report of Form 10-KSB, the 2006 Shareholder Report of the Corporation shall not be deemed filed as apart therof.)

20	Other Documents – The Corporations Proxy Statement to Shareholders dated March 19, 2007.

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350