Form 10QSB
period 2007-03-31
Birmingham Bloomfield Bancshares
filed 2007-05-14
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10 – QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☑ No ☐
The number of shares outstanding of the issuer’s Common Stock as of May 14, 2007, was 1,800,000 shares.
Traditional Small Business Filer Format:
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
BALANCE SHEET

March 31,
2007
Assets

Cash and cash equivalents
Cash	$834,521
Federal funds sold	17,265,129

Total cash and cash equivalents	18,099,650

Loans (Note 2)
Total loans	15,283,034
Less: Allowance for loan losses	(230,000)

Net loans	15,053,034

Premises & equipment	2,887,326
Interest receivable and other assets	152,443

Total assets	$36,192,453

Liabilities and Shareholders’ Equity

Deposits (Note 3)
Non-interest bearing	$4,318,095
Interest bearing	19,020,474

Total deposits	23,338,569

Interest payable and other liabilities	167,042

Total liabilities	23,505,611

Shareholders’ equity
Common stock, no par value Authorized — 4,500,000 shares Issued and outstanding — 1,800,000 shares	17,034,330
Additional paid in capital — share based payments	420,000
Accumulated deficit	(4,767,488)

Total shareholders’ equity	12,686,842

Total liabilities and shareholders’ equity	$36,192,453

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Interest Income
Loans, including fees	$253,417	$—
Federal funds sold	161,974	—

Total interest income	415,391	—

Interest expense
Deposits	169,643	—
Borrowings	—	16,500

Total interest expense	169,643	16,500

Net interest income (expense)	245,748	(16,500)

Provision for loan losses	35,000	—

Net interest income (expense) after provision for loan losses	210,748	(16,500)

Non-interest income
Service charges and other fees	5,075	—
Other income	32,761	—

Total non-interest income	37,836	—

Non-interest expense
Salaries and benefits	434,692	186,789
Occupancy & equipment expense	207,753	66,622
Data processing expense	56,028	—
Advertising and public relations	68,920	—
Professional fees	60,901	7,556
Printing and office supplies	11,884	5,505
Other expense	59,751	27,190

Total non-interest expense	899,929	293,662

Net loss before taxes	(651,345)	(310,162)

Income taxes	—	—

Net loss	($651,345)	($310,162)

Basic earnings/(loss) per share	($0.36)	($3,101.62)

Diluted earnings/(loss) per share	($0.36)	($3,101.62)

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
December 31, 2006 to March 31, 2007

		Additional Paid in
	Common Stock	Capital	Accumulated Deficit	Total

Balance at December 31, 2006	$17,034,330	$420,000	($4,116,143)	$13,338,187

Net loss	—	—	(651,345)	(651,345)

Balance at March 31, 2007	$17,034,330	$420,000	($4,767,488)	$12,686,842

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006

Cash flows from operating activities
Net loss	($651,345)	($310,162)
Provision for loan losses	35,000	—
Depreciation expense	82,500	—
Net increase in other assets	(36,949)	(226,014)
Net increase in other liabilities	30,225	22,874

Net cash used in operating activities	(540,569)	(513,302)

Cash flows from investing activities
Increase in loans	(2,369,457)	—
Purchases of premises and equipment	(650,946)	(87,637)

Net cash used in investing activities	(3,020,403)	(87,637)

Cash flows from financing activities
Increase in deposits	13,109,621	—
Increase in line of credit payable	—	605,000

Net cash provided by financing activities	13,109,621	605,000

Increase in cash and cash equivalents	9,548,649	4,061

Cash and cash equivalents at the beginning of the period	8,551,001	32,754

Cash and cash equivalents at the end of the period	$18,099,650	$36,815

Supplemental cash flow information:
Cash paid for interest:	$155,334	$16,500
See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO FINANCIAL STATEMENTS
Note 1 — Basis of Statement Preperation
The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the instructions to Form 10-QSB. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Birmingham Bloomfield Bancshares, Inc. (the “Corporation”) and the notes thereto included in the Corporation’s annual report on Form 10-KSB for the year ended December 31, 2006.
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 2 — Loans
A summary of the balances of loans as of March 31, 2007 is as follows (000s omitted).

2007
Mortgage loans on real estate:
Residential 1 to 4 family	$1,479
Multifamily	398
Commercial	4,671
Construction	478
Second mortgage	620
Equity lines of credit	4,282

Total mortgage loans on real estate	11,928

Commercial loans	2,943
Consumer installment loans	418

Total loans	15,289

Less:
Allowance for loan losses	230
Net deferred loan fees	6

Net loans	$15,053

An analysis of the allowance for loan losses follows (000s omitted):

2007
Balance at beginning of year	$195
Provision for loan losses	35

Loans charged off	0

Recoveries of loans previously charged off	0

Balance at end of year	$230

At March 31, 2007, there were no loans considered to be impaired or over 90 days delinquent and still accruing.

Note 3 — Deposits
The following is a summary of the distribution of deposits at March 31 (000s omitted):

2007
Non-interest bearing deposits	$4,318
NOW accounts	5,043
Savings and money market accounts	6,637
Certificates of Deposit <$100,000	1,235
Certificates of Deposit >$100,000	6,106

Total	$23,339

At March 31, 2007, the scheduled maturities of time deposits maturing are as follows (000s omitted):

	<$100,000	>$100,000	Total
Within 12 months	$1,235	$6,106	$7,341
> 12 months	—	—	—

Total	$1,235	$6,106	$7,341

Note 4 — Leases and Commitments
The Corporation has entered into a lease agreement for its main office. Payments began in February 2005 and the lease expires in October 2015. The Corporation also entered into a lease agreement for its branch office in Bloomfield Township. Payments began in March 2006 and the lease expires February 2016. The main office lease has two ten year renewal options. The Bloomfield branch office lease has one five year renewal option. Rent expense under the lease agreements totaled $67,000 for the three months ended March 31, 2007.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

2007	$201,638
2008	274,037
2009	279,807
2010	285,695
2011	291,693
thereafter	1,187,293

Total	$2,520,163

Note 5 — Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Corporation were well-capitalized as of March 31, 2007.
The Bank’s and Corporation’s actual capital amounts and ratios as of March 31, 2007 are presented in the following table (dollars in thousands):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
		Ratio		Ratio		Ratio
	Amount	(Percent)	Amount	(Percent)	Amount	(Percent)
Total risk-based capital
(to risk weighted assets)
Bank of Birmingham	12,183	56.87	1,714	8.00	2,142	10.00
Consolidated	12,917	60.27	1,715	8.00	2,143	10.00

Tier I Capital
(to risk weighted assets)
Bank of Birmingham	11,953	55.79	857	4.00	1,285	6.00
Consolidated	12,687	59.20	857	4.00	1,286	6.00

Tier I Capital
(to average assets)
Bank of Birmingham	11,953	39.15	1,221	4.00	1,527	5.00
Consolidated	12,687	41.54	1,222	4.00	1,527	5.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
          The following discussion and analysis provides information which the Corporation believes is relevant to an assessment and understanding of the Corporation’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.
          Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including the Corporation’s and Bank’s expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values included in this document are based on information available to the Corporation on the dates noted, and the Corporation assumes no obligation to update any such forward-looking statements. It is important to note that the actual results of the Corporation or the Bank may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Corporation and the Bank conduct operations, including their respective plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in the Corporation’s Prospectus contained in its Registration Statement on Form SB-2, which was declared effective on November 14, 2005, including the following:
•	the Corporation and Bank must receive regulatory approvals before the Bank may open for business;

•	the Bank must satisfy certain conditions following regulatory approval before it may open for business;

•	any delay in beginning banking operations will result in additional losses;

•	the Corporation has no operating history upon which to base an estimate of its future financial performance;

•	the Corporation expects to incur losses during its initial years of operations;

•	failure of the Corporation or the Bank to implement its business strategies may adversely affect its financial performance;

•	departures of key personnel or directors may impair the Bank’s operations;

•	the Bank will face intense competition from a variety of competitors;

•	the Bank’s legal lending limits may impair its ability to attract borrowers;

•	an economic downturn, especially one affecting the Bank’s primary service areas, may have an adverse effect on the Corporation’s financial performance;

•	adverse economic conditions in the automobile manufacturing and related service industries may impact the Corporation’s banking business;

•	monetary policy and other economic factors could adversely affect the Bank’s profitability;

•	the common stock of the Corporation is not an insured deposit;

•	your share ownership may be diluted in the future;

•	the Bank could be negatively affected by changes in interest rates;

•	the determination of the offering price in the initial public offering was arbitrary, and shareholders may be unable to resell their shares at or above the offering price;

•	the Corporation does not intend to pay dividends in the foreseeable future;

•	the Corporation and Bank are subject to extensive regulatory oversight, which could restrain growth and profitability;

•	the Corporation may not be able to raise additional capital on terms favorable to it;

•	subscribers will incur immediate and substantial dilution in the book value per share of any shares that they purchase in the offering;

•	the liquidity of the Corporation’s common stock will be affected by its limited trading market;

•	the Corporation’s articles of incorporation and bylaws, and the employment agreements of the Corporation’s executive officers, contain provisions that could make a takeover more difficult;

•	management of the Bank may be unable to adequately measure and limit credit risk associated with the loan portfolio, which would affect the Corporation’s profitability; and,

•	the Corporation’s directors and executive officers could have the ability to influence shareholder actions in a manner that may be adverse to a shareholder’s personal investment objectives.
          These factors and the risk factors referred to in the Corporation’s Prospectus, dated November 15, 2005, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Corporation, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and the Corporation does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Corporation to predict which will arise. In addition, the Corporation cannot assess the impact of each factor on the business of the Corporation or the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW
The Company is a Michigan corporation that was incorporated on February 26, 2004 to organize and serve as the holding company for a Michigan state bank, Bank of Birmingham (“Bank”) in Birmingham, Michigan. The Bank is a full service commercial bank headquartered in Birmingham, Michigan, with a full service branch banking office in Bloomfield Township, Michigan. It serves the communities of Birmingham, Bloomfield, Bingham Farms, Franklin and Beverly Hills and the neighboring communities. The Corporation completed the first phase of its stock offering on July 25, 2006 and capitalized the Bank on that date. The Bank opened for business on July 26, 2006 in a modular facility at the site of its future branch at 4145 W. Maple in Bloomfield Township. The modular facility served as the Bank’s temporary main office until leasehold improvements at the permanent main office facility at 33583 Woodward Avenue in Birmingham were completed and the office opened for business at the end of August 2006. Remodeling then commenced at the branch facility and it opened for business on February 20, 2007. The Bank serves businesses and consumers across Oakland and Macomb counties with a full range of lending, deposit and Internet banking services. The Bank operates two full service facilities, one in Birmingham and the other in Bloomfield Township, Michigan.
The results of operations depend largely on net interest income. Net interest income is the difference in interest income the Corporation earns on interest-earning assets, which comprise primarily commercial business, commercial real estate and residential real estate loans and the interest the Corporation pays on our interest-bearing liabilities, which are primarily deposits and borrowings. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.
The results of our operations may also be affected by local and general economic conditions. The largest geographic segment of our customer base is in Oakland County, Michigan. The economic base of the County continues to diversify from the automotive service sector. This trend should lessen the impact on the County of future economic downturns in the automotive sector of the economy. Oakland County’s proximity to major highways and affordable housing has continued to spur economic growth in the area. Oakland County’s outstanding debt had a credit rating of AAA from Moody’s Investor Service as of 2005. Changes in the local economy may affect the demand for commercial loans and related small to medium business related products. This could have a significant impact on how the Corporation deploys earning assets. The competitive environment among other financial institutions and financial service providers and the Bank in the Oakland and Macomb counties of Michigan may affect the pricing levels of various deposit products. The impact of competitive rates on deposit products may increase the relative cost of funds for the Corporation and thus negatively impact net interest income.
The Corporation continues to see competitive deposit rates offered from local financial institutions within the geographic proximity of the Bank which could have the effect of increasing the costs of funds to a level higher than management projects.
PLAN OF OPERATION
The Bank commenced operations on July 26, 2006. The Corporation’s (and the Bank’s) main office is located at 33583 Woodward Avenue, Birmingham, MI 48009. The facility was opened to the public on August 21, 2006. The building is a free-standing one story office building of approximately 8,300 square feet. The branch office occupies approximately 2,815 square feet in a one story office building at 4145 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which is approximately 5 miles from the main office. The Bank has executed lease agreements with respect to each of its proposed banking locations. Each of the leases is for a period of 10 years with renewal options. The main office lease commenced in October 2005, and the branch office lease commenced in March 2006.

At this time, neither the Corporation nor the Bank intends to own any of the properties from which the Bank will conduct banking operations. The Bank has hired 22 full-time equivalent employees to staff its banking offices, and the Corporation does not expect that it will have any employees who are not also employees of the Bank.
The Bank will use its capital for customer loans, investments, leasehold improvements, equipment and other general banking purposes. We believe that the Corporation’s minimum initial offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. Accordingly, the Corporation does not anticipate raising additional capital during the 12-month period following the completion of its initial public offering. However, the Corporation cannot assure you that it will not need to raise additional capital within the next three years or over the next 12-month period.
FINANCIAL RESULTS
ASSETS
At March 31, 2007, the Corporation’s total assets were $36.2 million, an increase of $12.5 million from December 31, 2006. The largest segment of asset growth for the three months ended March 31, 2007 occurred in federal funds sold which increased by $9.5 million, due largely to a growth in deposits during the quarter. Due to the growth pattern during the quarter and a flat and sometimes inverted yield curve during the period, management felt it was prudent to maintain liquidity in Federal Funds sold rather than investing in various investment securities offering little if any yield advantage and restricting the Corporation’s liquidity. Loans increased by $2.4 million during the same period.
The largest portion of loan growth occurred in the commercial portfolio, which is consistent with the Corporation’s commercial lending focus. At March 31, 2007 commercial loans totaled $9.5 million and mortgage loans (which include home equity lines of credit) totaled $5.4 million.
The allowance for loan losses was $230,000 or 1.50% of loans at March 31, 2007. There were no loan charge offs during the three months ended March 31, 2007 and there were no past due or nonperforming loans at March 31, 2007.
Premises and equipment increased to $2.9 million as the Corporation completed leasehold improvements to its branch office at 4145 West Maple in Bloomfield Township and purchased equipment, furniture, computer equipment and software for the office.
Nonperforming loans, which represents nonaccruing loans and loans past due 90 days or more and still accruing interest, were zero at March 31, 2007.
Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At March 31, 2007, there were no loans placed in nonaccrual status. Commercial loans are reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before 120 days past due, the loan is reported as nonaccrual. A nonaccrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, or is in the process of collection.

Management evaluates the condition of the loan portfolio on a quarterly basis to determine the adequacy of the allowance for credit losses. Management’s evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.
The primary risk element considered by management regarding each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor’s rights in order to preserve the Bank’s position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews existence of collateral and its value.
Although management believes that the allowance for credit losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period that could be substantial in relation to the size of the allowance for credit losses. It must be understood that inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Corporation’s financial statements. Changes in economic conditions and the financial prospects of borrowers may result in changes to the estimates, appraisals and evaluations used. In addition, if circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses and net income could be significantly impacted.
LIABILITIES
Total liabilities were $23.5 million as March 31, 2007, an increase of $13.1 million over December 31, 2006. Higher deposit levels accounted for the increase in liabilities at March 31, 2007 as the Bank continued to grow and it opened its permanent branch office in Bloomfield Township.
In the deposit categories, noninterest bearing DDA deposits were $4.3 million, which was made up primarily of business accounts. NOW accounts which, except for limited circumstances, are owned by individuals were $5.0 million at March 31, 2007, while Money market accounts were $6.5 million and almost evenly divided between business and personal accounts. Certificates of deposit were $7.3 million at March 31, 2007. Of this amount $6.1 million was in certificates greater than $100,000. All of these certificates are from local depositors.

	As of March 31,
	2007
	Balance	Percentage
Noninterest bearing demand	$4,318	18.50
NOW accounts	5,043	21.61
Money market	6,482	27.77
Savings	155	0.66
Time deposits under $100,000	1,235	5.29
Time deposits over $100,000	6,106	26.17

Total deposits	$23,339	100.00

NET INTEREST INCOME
Net interest income for the three months ended March 31, 2007 was $246,000. Interest income on loans was $253,000 as loan volume continued to build. Deposit interest expense of $170,000 during the period was due to the growth in NOW accounts, money markets and certificates of deposit during the period.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest earning asset or interest bearing liability and the net interest margin for the three months ended March 31, 2007. A comparison for the three months ended March 31, 2006 is not presented as the Corporation had not commenced banking operations as of that date.

	Three Months Ended March 31, 2007
		Interest
	Average	Income/	Average
	Balance	Expense	Rate
Assets
Loans	14,109	253,417	7.18%
Federal funds sold	12,625	161,974	5.13%

Total Earning Assets/	26,734	415,391	6.22%
Total Interest Income/Average Yield

Cash and due from banks	1,267
All other assets	2,537

Total Assets	30,538

Laibilities and Equity
NOW accounts	2,455	22,714	3.70%
Money market	5,717	75,381	5.27%
Savings	181	670	1.48%
Time deposits	5,486	70,878	5.17%

Total Interest Bearing Liabilities/	13,839	169,643	4.90%

Total Interest Expense/Average Yield

Noninterest bearing demand deposits	3,527
All other liabilities	73
Shareholders’ Equity	13,099

Net Interest Income/Interest Rate Spread		245,748	1.32%

Net Interest Margin (Net Interest Income/Total Earning Assets)			3.68%

PROVISION FOR CREDIT LOSSES
The provision for loan losses was $35,000 for the three months ended March 31, 2007. See also “Assets” discussed previously.
NONINTEREST INCOME
Non-interest income for the three months ended was $38,000. $26,000 was from fees paid for the referral of loans to other sources and $5,000 was from deposit service charges.
NONINTEREST EXPENSE
Non-interest expense for the three months ended March 31, 2007 was $900,000. Of this amount, approximately $435,000 was salaries and benefits. Occupancy expenses increased to $208,000 for the quarter largely due to increased depreciation expense as the Corporation completed leasehold improvements to its branch office and 4145 W. Maple in Bloomfield Township and purchased furniture and equipment for the office. Advertising expenses were $69,000 for the quarter as the Corporation initiated several print and radio advertisements aimed at increasing name recognition in the Corporation’s principle markets.
INCOME TAXES
No income tax expense or benefit was recognized during the three months ended March 31, 2007 due to the tax loss carryforward position of the Corporation. An income tax benefit may be booked in future periods when the Corporation begins to turn a profit and management believes that profitability will be expected for the foreseeable future beyond that point.
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
FUNDING OF OPERATIONS AND LIQUIDITY
The Corporation believes that the proceeds raised during the initial public offering will provide sufficient capital to support the growth of both the Corporation and the Bank for the initial years of operations. The Corporation does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial 12 months of operations; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Corporation’s initial public offering.

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
Net interest income, the Bank’s expected primary source of earnings, will fluctuate with significant interest rate movements. The Corporation’s profitability will depend substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank’s net interest income and eliminate the Corporation’s profitability. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Corporation’s control. While the Bank intends to take measures to minimize the effect that changes in interest rates will have on its net interest income and profitability, these measures may not be effective. To lessen the impact of these fluctuations, the Bank intends to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.
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
Other than increases in loans and deposits, management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Corporation’s liquidity increasing or decreasing in any material way in the foreseeable future.
OFF BALANCE SHEET ARRANGEMENTS
At March 31, 2007, the Bank had unfunded loan commitments outstanding of $4.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. The Bank has the ability to fund these commitments if required.

ITEM 3. CONTROLS AND PROCEDURES
As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of March 31, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, the Corporation’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance the Corporation’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There are no known pending legal proceedings to which the Corporation or the Bank is a party or to which any of its properties are subject; nor are there material proceedings known to the Corporation, in which any director, officer or affiliate or any principal stockholder is a party or has an interest adverse to the Corporation or the Bank.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
This item is not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
This item is not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of the shareholders of the Corporation during the three months ended March 31, 2007.
ITEM 5. OTHER INFORMATION.
This item is not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
10.1	2006 Stock Incentive Plan

10.2	Form of Incentive Stock Option Agreement

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: May 14, 2007	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: May 14, 2007	By:	/s/ Richard J. Miller
Richard J. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	2006 Stock Incentive Plan

10.2	Form of Incentive Stock Option Agreement

31.1	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350