Form 10QSB
period 2007-06-30
Birmingham Bloomfield Bancshares
filed 2007-08-10
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10 - QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Commission File Number 000-52584
BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Michigan	20-1132959

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
33583 Woodward Avenue, Birmingham, MI 48009
(Address of principal executive offices, including zip code)
(248) 723-7200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
The number of shares outstanding of the issuer’s Common Stock as of August 10, 2007, was 1,800,000 shares.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Transitional Small Business Filer Format: Yes ☐ No ☑

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
BALANCE SHEET
Unaudited

June 30,
2007
Assets

Cash and cash equivalents
Cash	$977,019
Federal funds sold	16,178,250

Total cash and cash equivalents	17,155,269

Securities, available for sale (Note 2)	2,376,941

Loans (Note 3)
Total loans	21,010,486
Less: Allowance for loan losses	(315,000)

Net loans	20,695,486

Premises & equipment	2,688,327
Interest receivable and other assets	201,498

Total assets	$43,117,521

Liabilities and Shareholders’ Equity

Deposits (Note 4)
Non-interest bearing	$4,590,590
Interest bearing	25,889,910

Total deposits	30,480,500

Interest payable and other liabilities	715,319

Total liabilities	31,195,819

Shareholders’ equity
Common stock, no par value
Authorized – 4,500,000 shares
Issued and outstanding – 1,800,000 shares	17,034,330
Accumulated other comprehensive loss	(19,722)
Additional paid in capital — share based payments	420,000
Accumulated deficit	(5,512,906)

Total shareholders’ equity	11,921,702

Total liabilities and shareholders’ equity	$43,117,521

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest Income
Loans, including fees	$344,895	$—	$598,312	$—
Taxable securites	8,898	—	8,898	—
Federal funds sold	211,338	—	373,312	—

Total interest income	565,131	—	980,522	—

Interest expense
Deposits	274,464	—	444,107	—
Borrowings	—	30,358	—	46,858

Total interest expense	274,464	30,358	444,107	46,858

Net interest income (expense)	290,667	(30,358)	536,415	(46,858)

Provision for loan losses	85,000	—	120,000	—

Net interest income (expense) after provision for loan losses	205,667	(30,358)	416,415	(46,858)

Non-interest income
Service charges and other fees	3,327	—	8,402	—
Other income	24,755	—	57,516	—

Total non-interest income	28,082	—	65,918	—

Non-interest expense
Salaries and benefits	461,070	319,105	895,762	505,894
Occupancy & equipment expense	249,800	106,082	457,553	172,704
Data processing expense	37,122	—	93,150	—
Advertising and public relations	61,178	—	130,098	—
Professional fees	64,510	35,763	125,411	43,319
Other expense	105,487	61,218	177,122	93,913

Total non-interest expense	979,167	522,168	1,879,096	815,830

Net loss before taxes	(745,418)	(552,526)	(1,396,763)	(862,688)

Income taxes	—	—	—	—

Net loss	($745,418)	($552,526)	($1,396,763)	($862,688)

Basic loss per share	($0.41)	($5,525.26)	($0.78)	($8,626.88)

Diluted loss per share	($0.41)	($5,525.26)	($0.78)	($8,626.88)

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
January 1, 2007 to June 30, 2007

				Accumulated
		Additional		Other
	Common	Paid in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total
Balance at January 1, 2007	$17,034,330	$420,000	($4,116,143)	—	$13,338,187

Comprehensive loss:
Net loss	—	—	(1,396,763)	—	(1,396,763)
Unrealized loss on securities	—	—	—	(19,722)	(19,722)

Total comprehensive loss					(1,416,485)

Balance at June 30, 2007	$17,034,330	$420,000	($5,512,906)	($19,722)	$11,921,702

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net loss	($1,396,763)	($862,688)
Provision for loan losses	120,000	—
Accretion of securities	(1,189)	—
Depreciation expense	187,200	—
Loss on disposal of equipment	35,479	—
Net increase in other assets	(86,004)	(327,831)
Net increase in other liabilities	578,502	45,748

Net cash used in operating activities	(562,775)	(1,144,771)

Cash flows from investing activities
Increase in loans	(8,096,909)	—
Purchase of securities	(2,408,397)	—
Proceeds from maturities of securities	12,923	—
Purchases of premises and equipment	(736,626)	(175,733)
Proceeds from reimbursement of leasehold improvements	144,500	—

Net cash used in investing activities	(11,084,509)	(175,733)

Cash flows from financing activities
Increase in deposits	20,251,552	—
Increase in line of credit payable	—	1,354,800

Net cash provided by financing activities	20,251,552	1,354,800

Increase in cash and cash equivalents	8,604,268	34,296

Cash and cash equivalents at the beginning of the period	8,551,001	32,754

Cash and cash equivalents at the end of the period	$17,155,269	$67,050

Supplemental cash flow information:
Cash paid for interest:	$422,267	$46,858
See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO FINANCIAL STATEMENTS
Note 1 – Basis of Statement Preparation
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
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.
Note 2 – Securities
The amortized cost and estimated market value of securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
Mortgage backed securities	$2,396,663	—	$19,722	$2,376,941

Total securities available for sale	$2,396,663	—	$19,722	$2,376,941

The amortized cost and estimated market value of securities at June 30, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. As of June 30, 2007, all securities are available for sale and all securities are invested in government agency mortgage backed pooled securities. The contractual maturities of securities are as follows:

		Estimated
	Amortized	Market
	Cost	Value
Due after 10 years	$2,396,663	$2,376,941
	$2,396,663	$2,376,941

Note 3 – Loans
A summary of the balances of loans as of June 30, 2007 is as follows (000s omitted).

2007
Mortgage loans on real estate:
Residential 1 to 4 family	$1,022
Multifamily	1,866
Commercial	7,739
Construction	524
Second mortgage	792
Equity lines of credit	4,783

Total mortgage loans on real estate	16,726

Commercial loans	3,849
Consumer installment loans	435

Total loans	21,010

Less:
Allowance for loan losses	315

Net loans	$20,695

An analysis of the allowance for loan losses follows (000s omitted):

2007
Balance at December 31, 2006	$195
Provision for loan losses	120

Loans charged off	0

Recoveries of loans previously charged off	0

Balance at June 30, 2007	$315

At June 30, 2007, there were no loans considered to be impaired or over 90 days delinquent and still accruing interest.

Note 4 – Deposits
The following is a summary of the distribution of deposits at June 30 (000s omitted):

2007
Non-interest bearing deposits	$4,591
NOW accounts	7,456
Savings and money market accounts	9,982
Certificates of deposit <$100,000	1,834
Certificates of deposit >$100,000	6,618

Total	$30,481

At June 30, 2007, the scheduled maturities of time deposits maturing are as follows (000s omitted):

	<$100,000	>$100,000	Total
Within 12 months	$1,834	$6,618	$8,452
> 12 months	—	—	—

Total	$1,834	$6,618	$8,452

Note 5 – Leases and Commitments
The Corporation has entered into a lease agreement for its main office. Payments began in February 2005 and the lease expires in October 2015. The Corporation also entered into a lease agreement for its branch office in Bloomfield Township. Payments began in March 2006 and the lease expires February 2016. The main office lease has two ten year renewal options. The Bloomfield branch office lease has one five year renewal option. Rent expense under the lease agreements totaled $67,000 and $134,000 respectively for the three months and six months ended June 30, 2007.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

2007 (remaining)	$134,660
2008	274,037
2009	279,807
2010	285,695
2011	291,693
thereafter	1,187,293

Total	$2,453,185

Note 6 – Stock Option Plan
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payments” (“SFAS 123R”), a revision to Statement No. 123, “Accounting for Stock-Based Compensation.” This standard requires the Corporation to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. The Corporation is required to estimate the fair value of all stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model.
The Corporation’s 2006 Stock Incentive Plan (the “Plan”) was approved by shareholders on April 23, 2007. Under the Plan, the Corporation is authorized to grant options to key employees for up to 225,000 shares of common stock. The Corporation believes the Plan serves to better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Corporation’s stock at the date of grant. The option awards vest over 3 years of continuous service and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).
During the second quarter of 2007, the Corporation issued 187,500 stock options. The total options outstanding at June 30, 2007 were 187,500. No options have been exercised. Based on the fair market value at the grant date using the Black-Scholes option pricing model, the compensation cost recognized by the Corporation for the portion of the equity awards earned during the second quarter of 2007 was not significant. For the three and six months ended June 30, 2007, there is no difference between basic and diluted loss per share due to the anti dilutive effect of outstanding options at June 30, 2007.
The Corporation estimates the value of its stock options using the calculated value on the grant date. The Corporation measures compensation cost of employee stock options based on the calculated value instead of fair value because it is not practical to estimate the volatility of its share price. The Corporation does not maintain an internal market for its shares and its shares are rarely traded privately. As a denovo institution, the Corporation’s initial stock offering was completed in July 2006. The calculated value method requires that the volatility assumption used in an option-pricing model be based on the historical volatility of an appropriate industry sector index.
The Corporation uses a Black-Scholes formula to estimate the calculated value of its share-based payments. The volatility assumption used in the Black-Scholes formula is based on the volatility of the America’s Community Bankers index as quoted on the NASDAQ exchange. The Corporation calculated the historical volatility using the closing total returns for that index for the 3 years immediately prior to the grant date.
The weighted average assumptions used in the Black-Scholes model are noted in the following table. The Corporation uses expected data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Calculated volatility	12.40%
Weighted average dividends	0.00%
Expected term (in years)	5
Risk-free rate	4.50%
A summary of option activity under the Plan for the six months ended June 30, 2007 is presented below:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at January 1, 2007	—	$—	—	$—
Granted	187,500	10.00	9.75	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at June 30, 2007	187,500	$10.00	9.75	$—

There are no stock options exercisable at June 30, 2007. The weighted-average grant-date calculated value of options granted during the second quarter of 2007 approximated $166,000. As of June 30, 2007, there was approximately $152,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Note 7 – Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Corporation were well-capitalized as of June 30, 2007.
The Bank’s and Corporation’s actual capital amounts and ratios as of June 30, 2007 are presented in the following table (dollars in thousands):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
		Ratio		Ratio		Ratio
	Amount	(Percent)	Amount	(Percent)	Amount	(Percent)
Total risk-based capital (to risk weighted assets)
Bank of Birmingham	11,567	43.94	2,106	8.00	2,632	10.00
Consolidated	12,256	45.60	2,150	8.00	2,688	10.00

Tier I Capital (to risk weighted assets)
Bank of Birmingham	11,252	42.77	1,052	4.00	1,578	6.00
Consolidated	11,941	44.43	1,075	4.00	1,613	6.00

Tier I Capital (to average assets)
Bank of Birmingham	11,252	29.00	1,552	4.00	1,940	5.00
Consolidated	11,941	30.78	1,552	4.00	1,940	5.00

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
OVERVIEW
The Corporation is a Michigan corporation that was incorporated on February 26, 2004 to organize and serve as the holding company for a Michigan state bank, Bank of Birmingham (“Bank”) in Birmingham, Michigan. The Bank is a full service commercial bank headquartered in Birmingham, Michigan, with a full service branch banking office in Bloomfield Township, Michigan. It serves the communities of Birmingham, Bloomfield, Bingham Farms, Franklin and Beverly Hills and the neighboring communities. The Corporation completed the first phase of its stock offering on July 25, 2006 and capitalized the Bank on that date. The Bank opened for business on July 26, 2006 in a modular facility at the site of its future branch at 4145 W. Maple in Bloomfield Township. The modular facility served as the Bank’s temporary main office until leasehold improvements at the permanent main office facility at 33583 Woodward Avenue in Birmingham were completed and the office opened for business at the end of August 2006. Remodeling then commenced at the Bloomfield facility. The Bloomfield branch office opened for business in its permanent facility on February 20, 2007. The Bank serves businesses and consumers across Oakland and Macomb counties with a full range of lending, deposit and Internet banking services. The Bank operates two full service facilities, one in Birmingham and the other in Bloomfield Township, Michigan.
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
PLAN OF OPERATION
The Bank commenced operations on July 26, 2006. The Corporation’s (and the Bank’s) main office is located at 33583 Woodward Avenue, Birmingham, MI 48009. The facility was opened to the public on August 21, 2006. The building is a free-standing one story office building of approximately 8,300 square feet. The branch office occupies approximately 2,815 square feet in a one story office building at 4145 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which is approximately 5 miles from the main office. The Bank has executed lease agreements with respect to each of its banking locations. Each of the leases is for a period of 10 years with renewal options. The main office lease commenced in October 2005, and the branch office lease commenced in March 2006.
At this time, neither the Corporation nor the Bank intends to own any of the properties from which the Bank conducts banking operations. The Bank has 23 full-time equivalent employees to staff its banking offices, and the Corporation does not expect that it will have any employees who are not also employees of the Bank.
The Bank uses its capital for customer loans, investments, leasehold improvements, equipment and other general banking purposes. We believe that the Corporation’s minimum initial offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. Accordingly, the Corporation does not anticipate raising additional capital during the 12-month period following the completion of its initial public offering. However, the Corporation cannot assure you that it will not need to raise additional capital within the next three years or over the next 12-month period.

FINANCIAL RESULTS
ASSETS
At June 30, 2007, the Corporation’s total assets were $43.1 million, an increase of $19.4 million or 81.9% from December 31, 2006. The largest segment of asset growth for the six months ended June 30, 2007 occurred in Federal funds sold which increased by $8.4 million, due largely to a growth in deposits during the period. During the same period, loans increased by $8.1 million to $21.0 million at June 30th primarily due to increases in commercial loans. Due to the growth pattern during the period and a flat and sometimes inverted yield curve during the period, management felt it was prudent to maintain liquidity in Federal Funds sold. As the yield curve began moving to a positive slope during the period, the Corporation began purchasing mortgage backed securities to increase yield and to manage its interest rate risk. At June 30, 2006, the Corporation had $2.4 million in securities, available for sale.
The largest portion of loan growth occurred in the commercial portfolio, which is consistent with the Corporation’s commercial lending focus. At June 30, 2007, commercial loans totaled $14.4 million and mortgage loans (which include home equity lines of credit) totaled $6.1 million.
The allowance for loan losses was $315,000 or 1.50% of loans at June 30, 2007. There were no loan charge offs during the six months ended June 30, 2007 and there were no past due or nonperforming loans at June 30, 2007.
Premises and equipment were $2.7 million at June 30, 2007. The Corporation has no plans for significant additions over the next twelve months.
Nonperforming loans, which consist of nonaccruing loans and loans past due 90 days or more and still accruing interest, were zero at June 30, 2007.
Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At June 30, 2007, there were no loans placed in nonaccrual status. Commercial loans are reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before becoming 120 days past due, the loan is reported as nonaccrual. A nonaccrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, or is in the process of collection.
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

Although management believes that the allowance for credit losses is adequate to absorb losses as they arise, there can be no assurance that the Corporation will not sustain losses in any given period that could be substantial in relation to the size of the allowance for credit losses. Inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Corporation’s financial statements. Changes in economic conditions and the financial prospects of borrowers may result in changes to the estimates, appraisals and evaluations used. In addition, if circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses and net income could be significantly impacted.
LIABILITIES
Total liabilities were $31.2 million as June 30, 2007, an increase of $20.8 million over December 31, 2006. Higher deposit levels accounted for the increase in liabilities at June 30, 2007 as the Corporation continued to grow and it opened its permanent branch office in Bloomfield Township.
In the deposit categories, noninterest bearing DDA deposits were $4.6 million, which were made up primarily of business accounts. NOW accounts which, except for limited circumstances, are owned by individuals were $7.5 million at June 30, 2007, while Money market accounts were $9.7 million of which approximately 45% were personal accounts. Certificates of deposit were $8.5 million at June 30, 2007. Of this amount $6.6 million was in certificates greater than $100,000. All of these certificates are from local depositors.

	As of June 30,
	2007
	Balance	Percentage
Noninterest bearing demand	$4,591	15.06
NOW accounts	7,456	24.46
Money market	9,720	31.89
Savings	262	0.86
Time deposits under $100,000	1,834	6.02
Time deposits over $100,000	6,618	21.71

Total deposits	$30,481	100.00

NET INTEREST INCOME
Net interest income for the three months and six months ended June 30, 2007 was $291,000 and $536,000 respectively. Interest income on loans was $345,000 for the three months and $598,000 for the six months as loan volume continued to build. Deposit interest expense of $274,000 and $444,000 for the three and six month periods was due to the growth in NOW accounts, money markets and certificates of deposit.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest earning asset or interest bearing liability and the net interest margin for the three months and six months ended June 30, 2007. A comparison for the periods ended June 30, 2006 is not presented as the Corporation had not commenced banking operations as of that date.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Average	Interest		Average	Interest
	Balance	Income/	Average	Balance	Income/	Average
	(000’s)	Expense	Rate	(000’s)	Expense	Rate
Assets
Loans	$18,580	$344,895	7.43%	$16,357	$598,312	7.32%
Securities	710	8,898	5.01%	357	8,898	4.98%
Federal funds sold	15,691	211,338	5.39%	14,167	373,312	5.27%

Total Earning Assets/	34,981	565,131	6.46%	30,881	980,522	6.35%
Total Interest Income/
Average Yield

Cash and due from banks	1,054			1,156
All other assets	2,762			2,649

Total Assets	$38,797			$34,686

Liabilities and Equity
NOW accounts	$6,420	68,711	4.28%	$4,450	91,425	4.11%
Money market	8,421	104,848	4.98%	7,076	180,229	5.09%
Savings	159	492	1.24%	170	1,162	1.37%
Time deposits	7,756	100,413	5.18%	6,627	171,291	5.17%

Total Interest Bearing Liabilities/	$22,756	274,464	4.82%	$18,323	444,107	4.85%

Total Interest Expense/
Average Yield

Noninterest bearing demand deposits	$2,341			$2,924
All other liabilities	164			119
Shareholders’ Equity	$13,536			$13,320

Net Interest Income/		$290,667	1.64%		$536,415	1.50%

Interest Rate Spread

Net Interest Margin (Net Interest			3.32%			3.47%

Income/ Total Earning Assets)

PROVISION FOR CREDIT LOSSES
The provision for loan losses was $85,000 for the three months and $120,000 for the six months ended June 30, 2007. See also “Assets” discussed previously.
NONINTEREST INCOME
Non-interest income for the three months ended June 30, 2007 was $28,000, and $66,000 for the six months ended June 30, 2007. During the six month period, $46,000 was earned for the referral of loans to other sources, $9,000 from customer service fees and $8,000 was from deposit service charges.
NONINTEREST EXPENSE
Non-interest expense for the three months and six months ended June 30, 2007 was $979,000 and $1,879,000 respectively. For the six months, $896,000 was salaries and benefits. Occupancy expenses increased to $250,000 for the quarter and $458,000 for the six months largely due to increased depreciation expense as the Corporation completed leasehold improvements to its branch office and 4145 W. Maple in Bloomfield Township and purchased furniture and equipment for the office. Advertising expenses were $113,000 for the six months as the Corporation initiated several print and radio advertisements aimed at increasing name recognition in the Corporation’s principal markets and sponsored several local community events. Professional fees were $125,000 for the six months as the Corporation recognized $45,000 for external audit expenses and $63,000 for legal expenses. The largest portion of the legal expense was related to general corporate organizational purposes, the work involved with the 2006 Stock Incentive Plan and for preparations and organization of the Corporation’s first annual meeting. Data processing expenses were $93,000 for the six month period of which $29,000 was related to the servicing of the Corporation’s ATM and Debit card machines and customers and $62,000 was for mainframe processing of the Bank applications.
INCOME TAXES
No income tax expense or benefit was recognized during the six months ended June 30, 2007 due to the tax loss carryforward position of the Corporation. An income tax benefit may be booked in future periods when the Corporation begins to turn a profit and management believes that profitability will be expected for the foreseeable future beyond that point.
The Corporation derives its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges. Its principal expenses are interest expense on deposits and operating expenses. The funds for these activities are provided principally by deposit growth, purchases of federal funds from other banks, sale of loans and securities, partial or full repayment of loans by borrowers and in the future, operating revenues.
The Corporation’s operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans, investments and the interest expense paid on its deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Corporation’s ability to predict or control. Large moves in interest rates may decrease or eliminate the Corporation’s profitability.
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
LIQUIDITY AND INTEREST RATE SENSITIVITY
Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Corporation can obtain these funds by converting assets to cash or by attracting new deposits. Its ability to maintain and increase deposits serves as its primary source of liquidity.
Net interest income, the Corporation’s expected primary source of earnings, fluctuates with significant interest rate movements. The Corporation’s profitability depends substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank’s net interest income and eliminate the Corporation’s profitability. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Corporation’s control. While the Corporation intends to take measures to minimize the effect that changes in interest rates will have on its net interest income and profitability, these measures may not be effective. To lessen the impact of these fluctuations, the Corporation intends to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.
Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The Corporation attempts to maintain a balance between rate sensitive assets and liabilities and the changes in interest income and expense in order to minimize the Corporation’s overall interest rate risk. The Corporation will regularly evaluate the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.
To effectively manage the balance sheet’s liability mix, the Corporation will continue to focus on expanding its deposit base and converting assets to cash as necessary. As the Corporation continues to grow, it will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Corporation’s asset and liability committee meets regularly to develop strategies for the upcoming periods.
Other than increases in loans and deposits, management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Corporation’s liquidity increasing or decreasing in any material way in the foreseeable future.
OFF BALANCE SHEET ARRANGEMENTS
At June 30, 2007, the Corporation had unfunded loan commitments outstanding of $5.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. The Corporation has the ability to fund these commitments if required.

ITEM 3. CONTROLS AND PROCEDURES
As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of June 30, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, the Corporation’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. The Corporation’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in the Corporation’s internal controls over financial reporting during the period ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There are no known pending legal proceedings to which the Corporation or the Bank is a party or to which any of its properties are subject; nor are there material proceedings known to the Corporation, in which any director, officer or affiliate or any principal shareholder is a party or has an interest adverse to the Corporation or the Bank.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
This item is not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
This item is not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Corporation held its annual meeting of shareholders on April 23, 2007 at 9:30 a.m. at the Birmingham Community House, 151 South Bates Street in Birmingham, MI. At the meeting two items were presented for voting; the election of directors and the approval of the Corporation’s 2006 Stock Incentive Plan. The results were as follows:
The following directors were re-elected to the terms indicated:

Class I directors with a term expiring in 2009:
Donald J. Abood
William R. Aikens
Jane L. Brodsky
Harry Cendrowski
Richard J. Miller
Class II directors with a term expiring in 2010:
Donald E. Copus
Robert E. Farr
Charles Kaye
Scott McCallum
Daniel P. O’Donnell
Henry G. Spellman
Class III directors with a term expiring in 2008:
John M. Farr
Charles T. Pryde
Donald Ruff
Walter G. Schwartz
Robert Stapleton

The results of the voting to approve the Corporation’s 2006 Stock Incentive Plan were as follows:

For: 876,070
Against: 36,350
Abstain: 5,750
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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

Date: August 10, 2007	By:	/s/ Robert E. Farr

Robert E. Farr
Chief Executive Officer

Date: August 10, 2007	By:	/s/ Richard J. Miller

Richard J. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350