Form 10QSB
period 2007-09-30
Birmingham Bloomfield Bancshares
filed 2007-11-13
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10 — QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☑ No ☐
The number of shares outstanding of the issuer’s Common Stock as of November 9, 2007, was 1,800,000 shares.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
Transitional Small Business Filer Format:
Yes ☐ No ☑

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
BALANCE SHEET
(Unaudited)

September 30,
2007
Assets

Cash and cash equivalents
Cash	$1,866,571
Federal funds sold	8,296,889

Total cash and cash equivalents	10,163,460

Securities, available for sale (Note 2)	5,912,278

Loans (Note 3)
Total loans	31,081,985
Less: Allowance for loan losses	(470,000)

Net loans	30,611,985

Premises & equipment	2,597,327
Interest receivable and other assets	307,233

Total assets	$49,592,283

Liabilities and Shareholders’ Equity

Deposits (Note 4)
Non-interest bearing	$6,037,131
Interest bearing	31,679,248

Total deposits	37,716,379

Interest payable and other liabilities	545,534

Total liabilities	38,261,913

Shareholders’ equity
Common stock, no par value Authorized – 4,500,000 shares Issued and outstanding – 1,800,000 shares	17,034,330
Accumulated other comprehensive income	23,055
Additional paid in capital — share based payments	448,000
Accumulated deficit	(6,175,015)

Total shareholders’ equity	11,330,370

Total liabilities and shareholders’ equity	$49,592,283

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Income
Loans, including fees	$470,388	$14,969	$1,068,700	$14,969
Taxable securities	60,895	—	69,793	—
Federal funds sold	179,689	97,421	553,001	97,421

Total interest income	710,972	112,390	1,691,494	112,390

Interest expense
Deposits	330,104	14,922	774,211	14,922
Borrowings	—	24,594	—	71,452

Total interest expense	330,104	39,516	774,211	86,374

Net interest income	380,868	72,874	917,283	26,016

Provision for loan losses	155,000	30,000	275,000	30,000

Net interest income (expense) after provision for loan losses	225,868	42,874	642,283	(3,984)

Non-interest income
Service charges and other fees	18,064	699	26,466	699
Other income	10,476	—	67,992	—

Total non-interest income	28,540	699	94,458	699

Non-interest expense
Salaries and benefits	450,171	532,629	1,345,933	937,250
Occupancy & equipment expense	205,659	110,217	663,212	282,921
FAS 123R share based payments	28,000	420,000	28,000	420,000
Data processing expense	40,822	8,882	133,972	8,882
Advertising and public relations	34,293	25,089	164,391	25,089
Professional fees	57,680	6,365	183,091	49,684
Other expense	99,892	26,956	277,014	222,142

Total non-interest expense	916,517	1,130,138	2,795,613	1,945,968

Net loss before taxes	(662,109)	(1,086,565)	(2,058,872)	(1,949,253)

Income taxes	—	—	—	—

Net loss	($662,109)	($1,086,565)	($2,058,872)	($1,949,253)

Basic loss per share	($0.37)	($1.08)	($1.14)	($5.76)

Diluted loss per share	($0.37)	($1.08)	($1.14)	($5.76)

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
January 1, 2007 to September 30, 2007

				Accumulated
		Additional		Other
	Common	Paid in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Gain	Total
Balance at January 1, 2007	$17,034,330	$420,000	($4,116,143)	—	$13,338,187

Share based payments expense	—	28,000	—	—	28,000
Comprehensive loss:
Net loss	—	—	(2,058,872)	—	(2,058,872)
Unrealized gain on securities	—	—	—	23,055	23,055

Total comprehensive loss					(2,035,817)

Balance at September 30, 2007	$17,034,330	$448,000	($6,175,015)	$23,055	$11,330,370

See Notes to Financial Statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net loss	($2,058,872)	($1,949,253)
Share based payments expense	28,000	420,000
Provision for loan losses	275,000	30,000
Accretion of securities	(12,067)	—
Depreciation expense	284,700	—
Loss on disposal of equipment	36,216	—
Net (increase) decrease in other assets	(191,739)	387,524
Net increase (decrease) in other liabilities	408,717	(63,470)

Net cash used in operating activities	(1,230,045)	(1,175,199)

Cash flows from investing activities
Increase in loans	(18,168,408)	(1,951,426)
Purchase of securities	(6,042,503)	—
Proceeds from maturities of securities	165,347	—
Purchases of premises and equipment	(743,863)	(1,785,725)
Proceeds from reimbursement of leasehold improvements	144,500	—

Net cash used in investing activities	(24,644,927)	(3,737,151)

Cash flows from financing activities
Increase in deposits	27,487,431	5,177,762
Sale of stock	—	13,208,759
Decrease in notes payable from related parties	—	(749,000)
Decrease in bank note payable	—	(960,000)

Net cash provided by financing activities	27,487,431	16,677,521

Increase in cash and cash equivalents	1,612,459	11,765,171

Cash and cash equivalents at the beginning of the period	8,551,001	32,754

Cash and cash equivalents at the end of the period	$10,163,460	$11,797,925

Supplemental cash flow information:
Cash paid for interest:	$733,550	$79,785
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
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.
Note 2 – Securities
The amortized cost and estimated market value of securities are as follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
U. S. Government agency securities	$2,170	$4	—	$2,174
Mortgage backed securities	$3,719	$19	—	$3,738

Total securities available for sale	$5,889	$23	—	$5,912

The amortized cost and estimated market value of securities at September 30, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. As of September 30, 2007, all securities are available for sale. The contractual maturities of securities are as follows:

		Estimated
	Amortized	Market
	Cost	Value
Due:
Over 3 months through 1 year	$498	$498
Over 1 year through 5 years	$1,672	$1,676
Over 10 years	$3,719	$3,738

	$5,889	$5,912

Note 3 – Loans
A summary of the balances of loans as of September 30, 2007 is as follows (000s omitted).

2007
Mortgage loans on real estate:
Residential 1 to 4 family	$868
Multifamily	1,865
Commercial	15,339
Construction	726
Second mortgage	770
Equity lines of credit	5,920

Total mortgage loans on real estate	25,488

Commercial loans	5,168
Consumer installment loans	426

Total loans	31,082

Less:
Allowance for loan losses	470

Net loans	$30,612

An analysis of the allowance for loan losses follows (000s omitted):

2007
Balance at December 31, 2006	$195
Provision for loan losses	275

Loans charged off	0

Recoveries of loans previously charged off	0

Balance at September 30, 2007	$470

At September 30, 2007, there were no loans considered to be impaired or over 90 days delinquent and still accruing interest.

Note 4 – Deposits
The following is a summary of the distribution of deposits at September 30, (000s omitted):

2007
Non-interest bearing deposits	$6,037
NOW accounts	8,566
Savings and money market accounts	14,247
Certificates of deposit <$100,000	1,685
Certificates of deposit >$100,000	7,181

Total	$37,716

At September 30, 2007, the scheduled maturities of time deposits maturing are as follows (000s omitted):

	<$100,000	>$100,000	Total
Within 12 months	$1,685	$7,181	$8,866
> 12 months	—	—	—

Total	$1,685	$7,181	$8,866

Note 5 – Leases and Commitments
The Corporation has entered into a lease agreement for its main office. Payments began in February 2005 and the lease expires in October 2025. The Corporation also entered into a lease agreement for its branch office in Bloomfield Township. Payments began in March 2006 and the lease expires February 2016. The main office lease has one ten year renewal option. The Bloomfield branch office lease has one five year renewal option. Rent expense under the lease agreements totaled $67,000 and $201,000 respectively for the three months and nine months ended September 30, 2007.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

2007 (remaining)	$67,683
2008	274,037
2009	279,807
2010	285,695
2011	291,693
thereafter	3,967,666

Total	$5,166,581

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
During the second quarter of 2007, the Corporation issued 187,500 stock options. The total options outstanding at September 30, 2007 remained at 187,500. No options have been exercised. Based on the fair market value at the grant date using the Black-Scholes option pricing model, the compensation cost recognized by the Corporation for the portion of the equity awards earned during the third quarter of 2007 was not significant. For the three and nine months ended September 30, 2007, there is no difference between basic and diluted loss per share due to the anti dilutive effect of outstanding options at September 30, 2007.
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

Calculated volatility	12.40%
Weighted average dividends	0.00%
Expected term (in years)	5
Risk-free rate	4.50%

A summary of option activity under the Plan for the nine months ended September 30, 2007 is presented below:

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at January 1, 2007	—	$—	—	$—
Granted	187,500	10.00	9.50	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at September 30, 2007	187,500	$10.00	9.50	$—

There are no stock options exercisable at September 30, 2007. The weighted-average grant-date calculated value of options granted during 2007 approximated $166,000. As of September 30, 2007, there was approximately $138,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Note 7 – Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank and the Corporation were well-capitalized as of September 30, 2007.

The Bank’s and Corporation’s actual capital amounts and ratios as of September 30, 2007 are presented in the following table (dollars in thousands):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
		Ratio		Ratio		Ratio
	Amount	(Percent)	Amount	(Percent)	Amount	(Percent)
Total risk-based capital
(to risk weighted assets)
Bank of Birmingham	11,020	30.80	2,862	8.00	3,577	10.00
Consolidated	11,764	32.88	2,862	8.00	3,577	10.00

Tier I Capital
(to risk weighted assets)
Bank of Birmingham	10,563	29.53	1,431	4.00	2,146	6.00
Consolidated	11,307	31.61	1,431	4.00	2,146	6.00

Tier I Capital
(to average assets)
Bankof Birmingham	10,563	22.10	1,912	4.00	2,389	5.00
Consolidated	11,307	23.66	1,912	4.00	2,389	5.00

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
At this time, neither the Corporation nor the Bank intends to own any of the properties from which the Bank conducts banking operations. The Bank has 20 full-time equivalent employees to staff its banking offices, and the Corporation does not expect that it will have any employees who are not also employees of the Bank.
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

FINANCIAL RESULTS
ASSETS
At September 30, 2007, the Corporation’s total assets were $49.6 million, an increase of $25.9 million or 109% from December 31, 2006. The largest segment of asset growth for the nine months ended September 30, 2007 was the loan portfolio, which grew by $17.9 million or 140%, fueled by a growth in deposits during the period. The largest single category increase within loans, as noted in footnote 3 to the financial statements, was commercial real estate which increase by $12.1 million. These loans are for the most part owner occupied properties. Early in the year, due to a flat and sometimes inverted yield curve, management felt it was prudent to maintain liquidity in Federal Funds sold. As the yield curve began moving to a positive slope during the second quarter, the Corporation in accordance with its asset/liability management, began purchasing mortgage backed securities to increase yield and to manage its interest rate risk as well as to emphasize fixed rate loans. At September 30, 2007, the Corporation had $5.9 million in securities, available for sale.
The allowance for loan losses was $470,000 or 1.50% of loans at September 30, 2007. There were no loan charge offs during the nine months ended September 30, 2007 and there were no past due or nonperforming loans at September 30, 2007.
Premises and equipment were $2.6 million at September 30, 2007. The Corporation has no plans for significant additions over the next twelve months.
Nonperforming loans, which consist of nonaccruing loans and loans past due 90 days or more and still accruing interest, were zero at September 30, 2007.
Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At September 30, 2007, there were no loans placed in nonaccrual status. Commercial loans are reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before becoming 120 days past due, the loan is reported as nonaccrual. A nonaccrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, or is in the process of collection.
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
LIABILITIES
Total liabilities were $38.3 million as September 30, 2007, an increase of $28.0 million over December 31, 2006. Higher deposit levels accounted for the increase in liabilities at September 30, 2007 as the Corporation continued to grow and it opened its permanent branch office in Bloomfield Township in the early part of 2007.
In the deposit categories, noninterest bearing DDA deposits were $6.0 million, which were made up primarily of business accounts. NOW accounts which, except for limited circumstances, are owned by individuals were $8.6 million at September 30, 2007, while Money Market accounts were $9.7 million of which approximately 45% were personal accounts. Certificates of deposit were $8.9 million at September 30, 2007. Of this amount $7.2 million was in certificates greater than $100,000. All of these certificates are from local depositors.

	As of September 30,
	2007
	Balance	Percentage
Noninterest bearing demand	$6,037	16.00
NOW accounts	8,566	22.72
Money market	14,005	37.13
Savings	242	0.64
Time deposits under $100,000	1,685	4.47
Time deposits over $100,000	7,181	19.04

Total deposits	$37,716	100.00

NET INTEREST INCOME
Net interest income for the three months and nine months ended September 30, 2007 was $381,000 and $917,000 respectively. Interest income on loans was $470,000 for the three months and $1,069,000 for the nine months as loan volume continued to build which in turn has increased net interest income. Deposit interest expense of $330,000 and $774,000 for the three and nine month periods was due to the growth in NOW accounts, money markets and certificates of deposit.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest earning asset or interest bearing liability and the net interest margin for the three months and nine months ended September 30, 2007. A comparison for the periods ended September 30, 2006 is not presented as the Corporation began operations on July 26, 2006 and comparisons would not be meaningful.

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Average	Interest		Average	Interest
	Balance	Income/	Average	Balance	Income/	Average
	(000’s)	Expense	Rate	(000’s)	Expense	Rate
Assets
Loans	$25,079	$470,388	7.49%	$19,296	$1,068,700	7.38%
Securities	4,321	60,895	5.64%	1,693	69,793	5.50%
Federal funds sold	13,983	179,689	5.14%	14,105	553,001	5.23%

Total Earning Assets/	43,383	710,972	6.55%	35,094	1,691,494	6.43%
Total Interest Income/
Average Yield

Cash and due from banks	1,888			1,403
All other assets	2,517			2,605

Total Assets	47,788			39,102

Liabilities and Equity
NOW accounts	$8,353	83,889	4.02%	$5,765	175,314	4.05%
Money market	12,562	132,420	4.22%	8,925	312,649	4.67%
Savings	288	1,212	1.68%	210	2,374	1.51%
Time deposits	8,655	112,583	5.20%	7,311	283,874	5.18%

Total Interest Bearing Liabilities/	$29,858	330,104	4.42%	$22,211	774,211	4.65%

Total Interest Expense/
Average Yield

Noninterest bearing demand deposits	$5,306			$3,713
All other liabilities	249			163
Shareholders’ Equity	$12,375			$13,015

Net Interest Income/		$380,868	2.13%		$917,283	1.78%

Interest Rate Spread

Net Interest Margin (Net Interest
Income/Total Earning Assets)			3.51%			3.49%

PROVISION FOR CREDIT LOSSES
The provision for loan losses was $155,000 for the three months and $275,000 for the nine months ended September 30, 2007. See also “Assets” discussed previously.
NONINTEREST INCOME
Non-interest income for the three months ended June 30, 2007 was $29,000, and $94,000 for the nine months ended September 30, 2007. During the nine month period, $54,000 was earned for the referral of loans to other sources, $14,000 from customer service fees and $12,000 was from deposit service charges.
NONINTEREST EXPENSE
Non-interest expense for the three months and nine months ended September 30, 2007 was $917,000 and $2,796,000 respectively. Salaries and benefits continued to be the largest component, comprising $1.3 million of the amount for the nine months ended September 30, 2007. During the period, management of the Corporation examined the business trends to date and reduced staffing in several areas accordingly. Occupancy expenses decreased to $206,000 for the quarter from $250,000 the previous quarter and were $663,000 for the nine months ended September 30, 2007. During the quarter, in recognition of its substantial investment in leasehold improvements in the main office, the Corporation exercised its option for an additional 10 year lease period on the main office. The exercise will have the benefit of reducing depreciation going forward by approximately $6,000 per month or $72,000 annually. Advertising expenses were $164,000 for the nine months as the Corporation initiated several print and radio advertisements aimed at increasing name recognition in the Corporation’s principal markets, sponsored several local community events and substantially updated its website. Professional fees were $183,000 for the nine months as the Corporation recognized $53,000 for external audit expenses and $83,000 for legal expenses. The largest portion of the legal expense was related to general corporate organizational purposes, the work involved with the 2006 Stock Incentive Plan, preparations and organization of the Corporation’s first annual meeting and general SEC compliance. Data processing expenses were $134,000 for the nine month period of which $39,000 was related to the servicing of the Corporation’s ATM and Debit card machines and customers and $95,000 was for mainframe processing of the Bank applications.
INCOME TAXES
No income tax expense or benefit was recognized during the nine months ended September 30, 2007 due to the tax loss carryforward position of the Corporation. An income tax benefit may be booked in future periods when the Corporation begins to turn a profit and management believes that profitability will be expected for the foreseeable future beyond that point.
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
OFF BALANCE SHEET ARRANGEMENTS
At September 30, 2007, the Corporation had unfunded loan commitments outstanding of $9.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. The Corporation has the ability to fund these commitments if required.

ITEM 3. CONTROLS AND PROCEDURES
As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of September 30, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in the Corporation’s internal controls over financial reporting during the period ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
This item is not applicable.
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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: November 12, 2007	By:	/s/ Robert E. Farr
Robert E. Farr Chief Executive Officer

Date: November 12, 2007	By:	/s/ Richard J. Miller
Richard J. Miller Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350