Form 10KSB
period 2007-12-31
Birmingham Bloomfield Bancshares
filed 2008-03-28
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment of this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The issuers revenues for the most recent fiscal year ending December 31, 2007 were $2,594,926.
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 25, 2008 was $7,830,000.
As of March 27, 2008 1,800,000 shares of the common stock of the registrant were issued or outstanding.
Documents Incorporated by Reference:
Parts I and II — Portions of the Shareholder Report of the issuer for the year ended December 31, 2007.
Part III — Portions of the Proxy Statement of the issuer for its May 19, 2008 Annual Meeting.

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
     The Corporation commenced its initial public offering on November 15, 2005 to raise the capital required to capitalize the Bank of Birmingham. The Corporation received the required regulatory approvals to purchase the common stock of the Bank on July 26, 2006. The Corporation closed on its first phase of its equity offering totaling $13,988,300 on July 26, 2006 and capitalized the Bank with $13,000,000. Bank of Birmingham opened for business on July 26, 2006. The Corporation continued raising capital until the closing of its offering on September 30, 2006. Early in the fourth quarter of 2006, the Corporation closed on the remaining portion of its equity offering of $4,011,700 bringing its total equity to $18,000,000.
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
     According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2007, financial institutions in Oakland County, where the main office will be located, held approximately $37.9 billion in total deposits. A significant portion of the deposits held in financial institutions in our primary banking market are attributable to branch offices of out-of-state banks. We believe that banks headquartered outside of our primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers. Through our local ownership and management, we believe that Bank of Birmingham will be uniquely situated to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs. We believe that the Bank can compete effectively with larger and more established banks through an active business development plan and by offering local access, competitive products and services and more responsive customer service.

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
     Credit risks. The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The well-established financial institutions in our primary service areas are likely to make proportionately more loans to medium- to large-sized businesses than we will make. Many of the Bank’s anticipated commercial loans will likely be made to small- to medium-

sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.
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
Asset and liability management
     The asset-liability management committee oversees the Bank’s assets and liabilities and will strive to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written loan and investment policies that the Bank has adopted. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.
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

Employees
     The Bank’s success will depend, in part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank of Birmingham operates with eighteen full-time equivalent employees.
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
     Assessments and Fees. The Bank pays a supervisory fee to the OFIS of not less than $1,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIS imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations. The Bank also pays a semi annual assessment to the Federal Deposit Insurance Corporation (FDIC) for deposit insurance.
     Regulatory Capital Requirements. The Bank is required to comply with capital adequacy standards set by the FDIC. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions. More than one capital adequacy standard applies, and all applicable standards must be satisfied for an institution to be considered to be in compliance. There are three basic measures of capital adequacy: a total risk-based capital ratio, a Tier 1 risk-based capital ratio; and a leverage ratio.
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
     Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments. Under the regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The current assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, pay premiums of between .05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, pay premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.
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
     Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain non-interest earning reserves against a stated percentage of their transaction accounts, as follows:
•	for transaction accounts totaling $9.3 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $9.3 million up to and including $43.9 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $43.9 million, a reserve requirement of $1.038 million plus 10% against that portion of the total transaction accounts greater than $43.9 million.
     The effect of maintaining the required non-interest earning reserve is to reduce the Bank’s interest-earning assets.
ITEM 2. Description of Property.
     The Bank operates from two locations. The main office is located at 33583 Woodward Avenue, Birmingham, Michigan 48009, which is in the southeast corner of our primary service area. It has leased an 8,300 square foot facility for the main office. The building is located on the southwest corner of Woodward Avenue and Chapin street. Woodward Avenue was the first official state highway in Michigan and is a heavily traveled, eight lane boulevard style roadway. The main office is located on the west side of the street, facing east. The main lobby may be accessed from the street or the rear of the building through the parking lot. This facility opened in August 2006.

     The Bank has also leased and operates from a branch office at 4145 West Maple, in Bloomfield Township, Michigan, which is approximately 5 miles west of the main office. The branch office is in a 2,815 square-foot building. The branch facility is located on Maple Road, just west of Telegraph Road and adjacent to a busy shopping plaza. Telegraph Road is a heavily traveled, eight-lane boulevard style state highway, and Maple Road is a well-traveled, five-lane roadway. The branch facility has a convenient separate entrance, has dedicated parking, and has signage located on the upper, most visible part of the building as well as a drive-in facility. After operating in a temporary modular facility during remodeling, the building opened for business in February 2007. We believe the branch location will give us access to both retail and commercial customers.
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
     The following table sets forth the quarterly high and low market information from 2007 and 2006, based upon bid information. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

		Market		Dividends
		Information		paid per
Year	Quarter	High	Low	share

2006	First	n/a	n/a	—
	Second	n/a	n/a	—
	Third	$10.20	$10.00	—
	Fourth	$10.25	$9.00	—

2007	First	$10.25	$9.00	—
	Second	$9.00	$8.00	—
	Third	$8.25	$5.75	—
	Fourth	$8.00	$4.50	—

n/a — Not available. The Corporation completed the offering of its stock on July 25, 2007.
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
Recent Sales of Unregistered Securities
     None.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation.
     The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24 to 37 of the Shareholder Report filed as Exhibit 13 to this Form 10-KSB is incorporated herein by reference.
ITEM 7. Financial Statements.
     The information presented under the captions “Consolidated Balance Sheet,” “Consolidated Statement of Operations,” “Consolidated Statement of Changes in Shareholders’ Equity (Deficit),” “Consolidated Statement of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages 1 through 23 of the Shareholder Report filed as Exhibit 13 to this Form 10-KSB, as well as the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC, dated February 22, 2007, included in the Shareholder Report, are incorporated herein by reference.
ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
ITEM 8A(T). Controls and Procedures.
     Disclosure Controls and Procedures — As of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2007, the Corporation carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).
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
     Management’s Annual Report on Internal Control over Financial Reporting — The management of Birmingham Bloomfield Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Birmingham Bloomfield Bancshares, Inc.’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.
     Birmingham Bloomfield Bancshares, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting is effective, based on those criteria.

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     Changes in Internal Controls — There were no changes in the Corporation’s internal controls over financial reporting during the quarter ended December 31, 2007 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.
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
ITEM 8B. Other Information
     Not applicable.
PART III
     In accordance with applicable rules and regulations of the Securities and Exchange Commission, certain information required by this Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the proxy statement that specifically address the items set forth herein are incorporated by reference.
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
     The following table shows the Company’s shareholder approved and non-shareholder approved equity compensation plans as of December 31, 2007:

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	180,000	$10.00	45,000
Equity compensation plans not approved by security holders (1)	184,000	$10.00	0

Total	364,000	$10.00	45,000

(1)	Organizers of the Company were granted warrants pursuant to the Company’s registration statement dated November 14, 2005.
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

ITEM 13. Exhibits

Number	Description
3.1	Articles of incorporation are incorporated by reference from Exhibit 3.1 of the Corporation’s Registration Statement on Form SB-2/A dated October 27, 2005
3.2	Bylaws are incorporated by reference from Exhibit 3.2 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005
4.1	Specimen common stock certificate is incorporated by reference from Exhibit 4.1 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005
4.2	Form of Birmingham Bloomfield Bancshares, Inc. Organizers’ Warrant Agreement is incorporated by reference from Exhibit 4.2 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005
4.3	Form of Birmingham Bloomfield Bancshares, Inc. Shareholders’ Warrant Agreement is incorporated by reference from Exhibit 4.3 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005
10.1	Birmingham Bloomfield Bancshares, Inc. 2006 Stock Incentive Plan is incorporated by reference from Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2007
10.2	Form of Employment Agreement by and between Birmingham Bloomfield Bancshares, Inc. and Robert Farr is incorporated by reference from Exhibit 10.4 of the Corporation’s Registration Statement on Form SB-2 dated September 6,)+
10.3	Form of Employment Agreement by and between Birmingham Bloomfield Bancshares, Inc. and Richard Miller is incorporated by reference from Exhibit 10.5 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005 +
10.4	Lease Agreement dated January 28, 2005, by and between Irving I. Rosen Family Limited Partnership and Birmingham Bloomfield Bancshares, Inc. is incorporated by reference from Exhibit 10.10 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005
10.5	Lease Agreement, by and between Birmingham Bloomfield Bancshares, Inc. and Bloomfield Plaza is incorporated by reference from Exhibit 10.11 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005
10.6	Data Processing Services Agreement, dated February 16, 2005, by and between Rurbanc Data Services, Inc. and Bank of Birmingham is incorporated by reference from Exhibit 10.12 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005
10.7	Item Processing Services Agreement, dated February 16, 2005, by and between Rurbanc Data Services, Inc. and Bank of Birmingham is incorporated by reference from Exhibit 10.13 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005
10.8	Employment Agreement by and between Birmingham Bloomfield Bancshares, Inc. and Lance Krajacic (filed herewith)+
10.9	Form of Incentive Stock Option Agreement (Incorporated by reference from Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007)
11	Computation of Per Share Earnings
13	2007 Shareholder Report (except for portions of the 2007 Shareholder Report that are expressly incorporated by reference into this Annual Report of Form 10-KSB, the 2007 Shareholder Report shall not be deemed filed as apart herof.)
14	Code of Ethics is incorporated by reference from Exhibit 14 of the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2005
20	Other Documents — The Corporation’s Proxy Statement to Shareholders dated April 7, 2008.
21	List of Subsidiaries
23	Consent of Plante & Moran, PLLC
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the securities

Number	Description
Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350
+	Indicates a compensatory plan or contract.
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

SIGNATURE	TITLE	DATE

/s/ William R. Aikens William R. Aikens	Director	March 28, 2008

/s/ Harry Cendrowski Harry Cendrowski	Director	March 28, 2008

/s/ Donald E. Copus Donald E. Copus	Director	March 28, 2008

/s/ John M. Erb John M. Erb	Director	March 28, 2008

/s/ Robert E. Farr Robert E. Farr	Director, President & Chief Executive Officer	March 28, 2008

/s/ Charles Kaye Charles Kaye	Director	March 28, 2008

/s/ Scott McCallum Scott McCallum	Director	March 28, 2008

/s/ Richard J. Miller Richard J. Miller	Director	March 28, 2008

/s/ Daniel P. O’Donnell Daniel P. O’Donnell	Director	March 28, 2008

SIGNATURE	TITLE	DATE

/s/ Charles T. Pryde Charles T. Pryde	Director	March 28, 2008

/s/ Donald Ruff Donald Ruff	Director	March 28, 2008

/s/ Walter F. Schwartz Walter F. Schwartz	Director	March 28, 2008

/s/ Henry Spellman Henry Spellman	Director	March 28, 2008

Exhibit Index

Number	Description
10.8	Employment Agreement by and between Birmingham Bloomfield Bancshares, Inc. and Lance Krajacic
11	Computation of Per Share Earnings
13	2007 Shareholder Report (except for portions of the 2007 Shareholder Report that are expressly incorporated by reference in this Annual Report of Form 10-KSB, the 2007 Shareholder Report of the Corporation shall not be deemed filed as apart thereof.)
20	Other Documents — The Corporations’ Proxy Statement to Shareholders dated April 7, 2008.
21	List of Subsidiaries
23	Consent of Plante & Moran, PLLC
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350