Form 10-Q
period 2008-03-31
Birmingham Bloomfield Bancshares
filed 2008-05-15
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
The number of shares outstanding of the issuer’s Common Stock as of May 15, 2008, was 1,800,000 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Cash and cash equivalents
Cash	$1,647,464	$1,265,119
Federal funds sold	5,093,308	3,874,007

Total cash and cash equivalents	6,740,772	5,139,126

Securities, available for sale (Note 3)	1,892,506	2,595,930

Loans (Note 4)
Total loans	43,573,345	37,106,976
Less: allowance for loan losses	(610,000)	(560,000)

Net loans	42,963,345	36,546,976

Premises & equipment (Note 6)	2,442,556	2,519,701
Interest receivable and other assets	417,713	458,157

Total assets	$54,456,892	$47,259,890

Liabilities and Shareholders’ Equity

Deposits (Note 5)
Non-interest bearing	$5,578,611	$5,385,200
Interest bearing	38,352,217	30,877,148

Total deposits	43,930,828	36,262,348

Interest payable and other liabilities	361,509	237,903

Total liabilities	44,292,337	36,500,251

Shareholders’ equity
Common stock, no par value
Authorized — 4,500,000 shares Issued and outstanding — 1,800,000 shares	17,034,330	17,034,330
Additional paid in capital — share based payments	472,500	462,000
Accumulated deficit	(7,423,861)	(6,799,150)
Accumulated other comprehensive income	81,586	62,459

Total shareholders’ equity	10,164,555	10,759,639

Total liabilities and shareholders’ equity	$54,456,892	$47,259,890

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Interest income
Loans, including fees	$650,141	$253,417
Taxable securities	29,145	—
Federal funds sold	48,300	161,974

Total interest income	727,586	415,391

Interest expense
Deposits	313,742	169,643

Total interest expense	313,742	169,643

Net interest income	413,844	245,748

Provision for loan losses	50,000	35,000

Net interest income after provision for loan losses	363,844	210,748

Non-interest income
Service charges and other fees	13,537	5,075
Other income	24,448	32,761

Total non-interest income	37,985	37,836

Non-interest expense
Salaries and benefits	549,064	434,692
Occupancy & equipment	218,960	207,753
Share based payments	10,500
Data processing	43,727	56,028
Advertising and public relations	23,216	68,920
Professional fees	87,270	60,901
Printing and office supplies	6,536	11,884
Other expense	87,267	59,751

Total non-interest expense	1,026,540	899,929

Net loss before taxes	(624,711)	(651,345)

Income taxes	—	—

Net loss	$(624,711)	$(651,345)

Basic loss per share	$(0.35)	$(0.36)

Diluted loss per share	$(0.35)	$(0.36)

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
January 1, 2008 to March 31, 2008
(Unaudited)

				Accumulated Other
		Additional Paid in		Comprehensive
	Common Stock	Capital	Accumulated Deficit	Income	Total

Balance at January 1, 2008	$17,034,330	$462,000	$(6,799,150)	$62,459	$10,759,639
Share based payments	—	10,500	—	—	10,500
Comprehensive loss:
Net loss	—	—	(624,711)	—	(624,711)
Unrealized gain on securities	—	—	—	19,127	19,127

Total comprehensive loss					(605,584)

Balance at March 31, 2008	$17,034,330	$472,500	$(7,423,861)	$81,586	$10,164,555

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(624,711)	$(651,345)
Share based payments expense	10,500	—
Provision for loan losses	50,000	35,000
Accretion of securities	(3,600)	—
Gain on calls of securities	(6,473)	—
Depreciation expense	78,000	82,500
Net decrease (increase) in other assets	40,444	(36,949)
Net increase in other liabilities	123,606	30,225

Net cash used in operating activities	(332,234)	(540,569)

Cash flows from investing activities
Increase in loans	(6,466,369)	(2,369,457)
Proceeds from sales, calls or maturities of securities	732,624	—
Purchases of premises and equipment	(855)	(650,946)

Net cash used in investing activities	(5,734,600)	(3,020,403)

Cash flows from financing activities
Increase in deposits	7,668,480	13,109,621

Net cash provided by financing activities	7,668,480	13,109,621

Increase in cash and cash equivalents	1,601,646	9,548,649

Cash and cash equivalents at the beginning of the period	5,139,126	8,551,001

Cash and cash equivalents at the end of the period	$6,740,772	$18,099,650

Supplemental cash flow information:
Cash paid for interest:	$252,215	$155,334
See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Basis of Statement Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Birmingham Bloomfield Bancshares, Inc. (the “Corporation”) and the notes thereto included in the Corporation’s annual report on Form 10-KSB for the year ended December 31, 2007.
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three month ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary the Bank of Birmingham (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Developments
Establishing Standards on Measuring Fair Value
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Corporation adopted SFAS 157 as of January 1, 2008. See Note 2, “Fair Value Accounting” for further information.
The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not only specific risks, specific cash flows or portions of that instrument. Adoption of SFAS 159 was effective for the Corporation on January 1, 2008. The Corporation did not elect the fair value option on any financial assets or liabilities as of that date.
Non-controlling Interest in Consolidated Financial Statements — an amendment to ARB No. 51
In November 2007, the FASB issued SFAS 160, “Non-controlling Interest in Consolidated Financial Statements — an amendment to ARB No. 51.” SFAS 160 changes the way consolidated net earnings is presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of income amounts

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies — continued
attributable to the parent and the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated. The adoption of SFAS 160 is effective for the Corporation on January 1, 2009. Management does not expect that the adoption of this statement will have a material impact on the Corporation’s financial condition, results of operation or liquidity.
Staff Accounting Bulletin 109
In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 109 (“SAB 109”). SAB 109 expresses the views of the SEC regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB 109 supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in SFAS 156 “Accounting for Servicing of Financial Assets” and SFAS 159 “The Fair Value Option of Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loans should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 is effective on a prospective basis for derivative loan commitments issued or modified on January 1, 2008. Management believes the adoption of SAB 109 did not have a material impact on the Corporation’s financial condition, results of operation or liquidity.
Staff Accounting Bulletin 110
In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 expresses the views of the SEC regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options as discussed in SAB 107 and issued under SFAS 123 (revised 2004) “Share-Based Payment.” The SEC indicated in SAB 107 that it would accept a company’s decision to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. Under SAB 107, the SEC had believed detailed information about employee exercise behavior would be readily available and therefore would not expect companies to use the simplified method for share option grants after December 31, 2007. SAB 110 states that the SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.
Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS 133
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS 133.” SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves on the transparency of financial reporting. In adopting SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial positions, financial performance and cash flows. This pronouncement is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. As the Corporation does not currently hold such derivative instruments, this pronouncement will not affect the Corporation’s financial condition, results of operation, liquidity or financial disclosures.
Note 2 — Fair Value Accounting
On January 1, 2008, the Corporation adopted SFAS 157. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was issued to bring conformity to the definition of fair value; prior to SFAS 157 there was no conformity in the accounting guidance regarding the definition of fair value.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Fair Value Accounting — continued
Valuation Hierarchy
SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets which the Corporation can participate.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement, and include inputs that are available in situations where there is little, if any, market activity for the related asset or liability.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Assets
Securities available for sale
All of the Corporation’s securities available for sale are classified within Level 1 of the valuation hierarchy as quoted prices are available in an active market.
The following table presents the financial instruments carried at fair value as of March 31, 2008, by caption on the Consolidated Balance Sheet and by SFAS 157 valuation hierarchy (as described above):
Assets measured at fair value on a recurring basis as of March 31, 2008 (000’s omitted):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at March
	Level 1	Level 2	Level 3	31, 2008
Securities available for sale	$1,893	$—	$—	$1,893

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Securities
The amortized cost and estimated fair value of securities are as follows (000’s omitted):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
March 31, 2008 (unaudited)	cost	gains	losses	value
Securities available for sale:
Mortgage backed securities	$1,811	$82	$—	$1,893

Total securities available for sale	$1,811	$82	$—	$1,893

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2007	cost	gains	losses	value
Securities available for sale:
U.S. Government agency securities	$678	$7	$—	$685
Mortgage backed securities	1,855	56	—	1,911

Total securities available for sale	$2,533	$63	$—	$2,596

As of March 31, 2008 and December 31, 2007, all securities are available for sale. At March 31, 2008 and December 31, 2007, there were no securities pledged to secure borrowings, public deposits or for other purposes required or permitted by law.
The amortized cost and estimated fair value of securities at March 31, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000’s omitted):

		Estimated
	Amortized	fair
	cost	value
Mortgage backed securities, due after 10 years	$1,811	$1,893

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Loans
     A summary of the balances of loans are as follows (000’s omitted):

	March 31,	December 31,
	2008	2007
	(unaudited)
Mortgage loans on real estate:
Residential 1 to 4 family	$1,815	$1,816
Multifamily	2,608	1,864
Commercial	18,023	13,601
Construction	2,690	2,348
Second mortgage	772	758
Equity lines of credit	10,104	8,696

Total mortgage loans on real estate	36,012	29,083
Commercial loans	7,428	7,898
Consumer installment loans	192	177

Total loans	43,632	37,158
Less:
Allowance for loan losses	610	560
Net deferred loan fees	59	51

Net loans	$42,963	$36,547

Activity in the allowance for loan losses for the three months ended March 31, are as follows (000’s omitted):

	Three months ended
	March 31,
(unaudited)	2008	2007

Balance at beginning of period	$560	$195
Charge-offs	—	—
Recoveries	—	—
Provision for loan losses	50	35

Balance at end of period	$610	$230

At March 31, 2008, there were no loans considered to be impaired or over 90 days delinquent and still accruing interest.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Deposits
     Deposits are summarized as follows (000’s omitted):

	March 31,	December 31,
	2008	2007
	(unaudited)
Non-interest bearing deposits	$5,579	$5,385
NOW accounts	8,726	9,727
Savings and money market accounts	11,910	11,620
Certificates of deposit <$100,000	7,474	2,008
Certificates of deposit >$100,000	10,242	7,522

Total	$43,931	$36,262

At March 31, 2008, the scheduled maturities of time deposits maturing are as follows (000s omitted):

	<$100,000	>$100,000	Total
Within 12 months	$7,443	$10,242	$17,685
> 12 months	31	—	31

Total	$7,474	$10,242	$17,716

Note 6 — Leases and Commitments
The Corporation has entered into a lease agreement for its main office. Payments began in February 2005 and the initial term of the lease expires in October 2015. In October 2007, the Corporation exercised its first renewal option on the property which expires in October 2025. The main office lease has one additional ten year renewal option. The Corporation also entered into a lease agreement for its branch office in Bloomfield Township. Payments began in March 2006 and the lease expires February 2016. The Bloomfield branch office lease has one five year renewal option. Rent expense under the lease agreements was $68,000 and $67,000 for the three months ended March 31, 2008 and 2007, respectively.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis (000’s omitted):

2008	$206
2009	280
2010	286
2011	291
2012	298
Thereafter	3,670

Total	$5,031

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of March 31, 2008. At March 31, 2008, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
The Bank’s actual capital amounts and ratios as of March 31, 2008 are presented in the following table (000’s omitted):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$10,042	22.0%	$3,648	8.0%	$4,560	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$9,462	20.8%	$1,824	4.0%	$2,736	6.0%

Tier I capital (to average assets) Bank of Birmingham	$9,462	18.5%	$2,050	4.0%	$2,563	5.0%

As of December 31, 2007
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$10,553	26.8%	$3,152	8.0%	$3,940	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$10,050	25.5%	$1,576	4.0%	$2,364	6.0%

Tier I capital (to average assets) Bank of Birmingham	$10,050	20.3%	$1,984	4.0%	$2,480	5.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
     Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions; interest rate movements and their impact on customer behavior and net interest margin; the impact of repricing and competitor’s pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers’ needs and development in the market place; our ability to access cost-effective funding; changes in financial markets; changes in economic conditions in general and particularly as related to the automotive and related industries in the Detroit metropolitan area; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; changes in accounting principles, policies or guidelines; and our future acquisitions of other depository institutions or lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning and Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in its filings with the Securities and Exchange Commission.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The Corporation is a Michigan corporation that was incorporated on February 26, 2004 to organize and serve as the holding company for a Michigan state bank, Bank of Birmingham (the “Bank”) in Birmingham, Michigan. The Bank is a full service commercial bank headquartered in Birmingham, Michigan, with a full service branch banking office in Bloomfield Township, Michigan. It serves the communities of Birmingham, Bloomfield, Bingham Farms, Franklin and Beverly Hills and the neighboring communities. The Corporation completed the first phase of its stock offering on July 25, 2006 and capitalized the Bank on that date. The Bank opened for business on July 26, 2006 in a modular facility at the site of its future branch at 4145 W. Maple in Bloomfield Township. The modular facility served as the Bank’s temporary main office until leasehold improvements at the permanent main office facility at 33583 Woodward Avenue in Birmingham were completed and the office opened for business at the end of August 2006. Remodeling then commenced at the Bloomfield facility. The Bloomfield branch office opened for business in its permanent facility on February 20, 2007. The Bank serves businesses and consumers across Oakland and Macomb counties with a full range of lending, deposit and Internet banking services. The Bank operates two full service facilities, one in Birmingham and the other in Bloomfield Township, Michigan.
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
General economic conditions have worsened for banks in general and particularly in Michigan as the U.S. economic picture has moved towards recession. Michigan and the Detroit area in particular have been hit fairly hard. Michigan has one of the highest foreclosure rates and unemployment rates in the country. While Oakland county is not immune to these issues, management believes the demographics of the Birmingham Bloomfield area somewhat lessen the impact as the residents of the area tend to be more business owners and professionals.
The Corporation continues to see competitive deposit rates offered from local financial institutions within the geographic proximity of the Bank as well as financial institutions and other providers offering deposits nationally and on the Internet which could have the effect of increasing the costs of funds to a level higher than management projects.
PLAN OF OPERATION
The Corporation’s (and the Bank’s) main office is located at 33583 Woodward Avenue, Birmingham, MI 48009. The building is a free-standing one story office building of approximately 8,300 square feet. The Bank also operates a branch office at 4145 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which is approximately 5 miles from the main office. The branch office occupies approximately 2,815 square feet

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
in a one story office building. The Bank has executed lease agreements with respect to each of its banking locations. The main office lease commenced in October 2005 and the Bank has exercised its first renewal option extending the lease through October 2025. The branch office lease commenced in March 2006 and runs through February 2016. Each of the leases has a ten year renewal option.
At this time, neither the Corporation nor the Bank intends to own any of the properties from which the Bank will conduct banking operations. The Bank used approximately $2.9 million of the proceeds of the Company’s initial public offering to purchase furniture, fixtures and equipment at the two locations. The Bank has 18 full-time equivalent employees to staff its banking offices.
The Bank will continue to use the remainder of its capital for customer loans, investments and other general banking purposes. We believe that the Corporation’s initial offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. The Corporation does anticipate that it will require $1.0 to $4.0 million in additional equity during the next 36 months of operations in order to continue to grow while meeting regulatory capital requirements. Management is exploring the capital markets with the aid of consultants to determine how and when it may raise the additional equity.
FINANCIAL OVERVIEW
At March 31, 2008, the Corporation’s total assets were $54.5 million, an increase of $7.2 million or 15.2% from December 31, 2007. Cash and cash equivalents increased by $1.6 million or 31.2%. Investment securities available for sale decreased $703,000 or 27.1% from December 31, 2007 to March 31, 2008. Loans, net of the allowance for loan losses, increased by $6.4 million or 17.6% from December 31, 2007 to March 31, 2008. Total deposits increased by $7.7 million or 21.1% from December 31, 2007 to March 31, 2008. Basic and diluted loss per share for the three months ended March 31, 2008 were $(0.35) per share and $(0.35) per share, respectively. Basic and diluted loss per share for the three months ended March 31, 2007 were $(0.36) per share and $(0.36) per share, respectively.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $1.6 million or 31.2% to $6.7 million at March 31, 2008 up from $5.1 million at December 31, 2007. Federal funds sold increased $1.2 million or 31.5% to $5.1 million at March 31, 2008. The increase in Federal funds sold is due to deposit growth currently outpacing growth in the loan portfolio coupled with proceeds received from certain U.S. Government securities which were called in the first quarter 2008 pending reinvestment.
Investments
Total investment securities available-for-sale decreased $703,000 or 27.1% to $1.9 million at March 31, 2008, compared to $2.6 million at December 31, 2007. The decrease in investment securities is primarily attributable to certain U.S. Government agency securities, which were called in the first quarter, resulting in approximately $685,000 of the decrease. The remaining decrease was due to repayments on mortgage backed securities. The Corporation had no held-to-maturity securities as of March 31, 2008 or December 31, 2007.
Loans
During the first three months of 2008, loans, net of the allowance for loan losses, increased $6.4 million or 17.6%, to $43.0 million at March 31, 2008 up from $36.5 million at December 31, 2007. The largest single category increase within loans, as noted in Note 4 to the financial statements, was commercial real estate which increased by $4.4 million. These loans are for the most part owner occupied properties. Equity lines of credit increased $1.4 million or 16.2% to $10.1 million at March 31, 2008. This increase is due in part to continued business development efforts as well as increased draws on existing lines. Real estate mortgages on multifamily properties increased approximately $744,000 or 39.9% to $2.6 million at March 31, 2008. The increase is due to new loan

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
production. Commercial non real estate loans decreased approximately $470,000 or 6% to $7.4 million at March 31, 2008.
Credit Quality
The allowance for loan losses was $610,000 or 1.40% of loans at March 31, 2008. There were no loan charge offs during the three month periods ended March 31, 2008 or 2007. The Corporation had no nonperforming loans, which consist of nonaccruing loans and loans past due 90 days or more and still accruing interest, at March 31, 2008.
Loans are placed in nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. At March 31, 2008, there were no loans placed in nonaccrual status. Commercial loans are reported as being in nonaccrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may stay on accrual status. However, if the loan is not brought current before becoming 120 days past due, the loan is reported as nonaccrual. A nonaccrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, or is in the process of collection.
Management evaluates the condition of the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses. Management’s evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.
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
Although management believes that the allowance for loan losses is adequate to absorb losses as they arise, there can be no assurance that the Corporation will not sustain losses in any given period that could be substantial in relation to the size of the allowance for credit losses. Inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Corporation’s financial statements. Changes in economic conditions and the financial prospects of borrowers may result in changes to the estimates, appraisals and evaluations used. In addition, if circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses and net income could be significantly impacted.
Premises and Equipment
Premises and equipment were $2.4 million and $2.5 million at March 31, 2008 and December 31, 2007, respectively. The Corporation has no plans for significant additions over the next twelve months.
Deposits
Total deposits were $43.9 million as March 31, 2008, an increase of $7.7 million over December 31, 2007. In the deposit categories, noninterest bearing DDA deposits were $5.6 million, which were made up primarily of business accounts. NOW accounts which, except for limited circumstances, are owned by individuals were $8.7 million at March 31, 2008, while Money Market accounts were $11.5 million at the current quarter end. Certificates of deposit were $17.7 million at March 31, 2008. Of this amount $10.2 million was in certificates greater than

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
$100,000. Beginning in February 2008, the Corporation began advertising its rates on certain certificates of deposits on a national certificate of deposit network, which has attracted some deposits from outside the local market.

	As of March 31,
	2008
(000’s omitted)	Balance	Percentage
Noninterest bearing demand	$5,579	12.7%
NOW accounts	8,726	19.9
Money market	11,548	26.3
Savings	362	0.8
Time deposits under $100,000	7,474	17.0
Time deposits over $100,000	10,242	23.3

Total deposits	$43,931	100.0%

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Net Interest Income
Net interest income for the three months ended March 31, 2008 and 2007 were $414,000 and $246,000 respectively. Interest income on loans was $650,000 and $253,000 for the three months ended March 31, 2008 and 2007, respectively. The growth in interest income on loans was driven by continued growth in the loan portfolio. Deposit interest expense of $314,000 and $170,000 for the three month periods ended March 31, 2008 and 2007, respectively, increased due to the growth in NOW accounts, money markets and certificates of deposit.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability and the net interest margin for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008			2007
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	(000’s)	Paid	Rate	(000’s)	Paid	Rate

Interest-earning assets
Loans	$39,805	$650,141	6.53%	$14,109	$253,417	7.18%
Securities	2,086	29,145	5.59%	—	—	N/A
Federal funds sold	5,937	48,300	3.25%	12,625	161,974	5.13%

Total interest-earning assets	47,828	727,586	6.09%	26,734	415,391	6.22%

Cash and due from banks	1,258			1,267
All other assets	2,175			2,537

Total assets	$51,261			$30,538

Interest-bearing liabilities
NOW accounts	$8,909	59,635	2.68%	$2,455	22,714	3.70%
Money market	11,640	85,985	2.95%	5,717	75,381	5.27%
Savings	332	1,318	1.59%	181	670	1.48%
Time deposits	13,930	166,804	4.79%	5,486	70,878	5.17%

Total interest-bearing liabilities	34,811	313,742	3.61%	13,839	169,643	4.90%

Demand deposits	5,683			3,527
All other liabilities	206			73

Total liabilities	40,700			17,439
Shareholders’ equity	10,561			13,099

Total liabilities and shareholders’ equity	$51,261			$30,538

Net interest income		$413,844			$245,748

Interest rate spread (1)			2.48%			1.32%

Net interest margin (2)			3.46%			3.68%

Ratio of interest-earning assets to interest-bearing liabilities	1.37			1.93

(1)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities

(2)	Net interest margin is the net interest income divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The yield on interest-earning assets decreased for the quarter ended March 31, 2008 to 6.09% from 6.22% as compared to the same period in the prior year. Much of the decrease was due to decreases in the yield in the loan portfolio with the prime rate changes within the last several months. The yield on loans receivable decreased to 6.53% for the three months ended March 31, 2008 from 7.18% for the same period in 2007. The Corporation’s interest rate spread increased for the three months ended March 31, 2008 to 2.48% from 1.32% for the same period in 2007. The Corporation has benefited from an improvement in the spread on interest rates as reductions in the cost of deposits outpaced the reduction in loan yields. In the prior year, deposit rates were higher due to the competitive market as well as promotional rates offered to attract and build the customer base. Net interest margin decreased to 3.46% for the three months ended March 31, 2008 down from 3.68% for the same period in 2007. As loan growth continues, management expects to utilize the liquidity of the federal funds sold, which will improve the yield on interest-earning assets, which should translate to improvement in the net interest margin.
Provision for Loans Losses
The provision for loan losses was $50,000 and $35,000 for the three months ended March 31, 2008 and 2007, respectively. The increase in provision for loan losses was due to an overall increase in the loan portfolio. See also “Credit Quality” discussed previously.
Non-Interest Income
Non-interest income was $38,000 for each of the three months ended March 31, 2008 and 2007. Service charges and other fees increased to approximately $13,500 for the three months ended March 31, 2008 up from approximately $5,100 for the same period in 2007. This increase is due to increased levels of deposits. Other income decreased to approximately $24,000 for the quarter ended March 31, 2008 down from $33,000 for the same period in 2007. This decrease is due to primarily to decreases in income earned on mortgage loans originated for third parties.
Non-Interest Expense
Non-interest expense for the three months ended March 31, 2008 and 2007 was $1,026,000 and $900,000 respectively. Salaries and benefits continued to be the largest component of non-interest expense. Salaries and benefits increased $114,000, or 26.3%, to $549,000 for the quarter ended March 31, 2008 up from $435,000 for the same period of 2007. During the current period, management of the Corporation continued to examine the business trends to date and reduced staffing in several areas accordingly. Severance costs totaling approximately $134,000 are included in the current quarter salaries and benefits costs. Occupancy expenses increased to $219,000 for the quarter ended March 31, 2008 up from $208,000 the same period of 2007. In the third quarter of 2007, in recognition of its substantial investment in leasehold improvements in the main office, the Corporation exercised its option for an additional 10 year lease period on the main office. The exercise will have the benefit of reducing depreciation going forward by approximately $5,000 per month or $60,000 annually. In the first quarter of 2007, the Corporation incurred costs associated with purchases of small non-capitalized office equipment related to the inception of operations at the branch office which opened in late February 2007. These decreases were offset by a full quarter of occupancy costs incurred at the branch office during the quarter ended March 31, 2008. Data processing expenses were $44,000 for the three month period ended March 31, 2008 compared to $56,000 for the same period in 2007. The Corporation incurred expenses relating to initial ATM deployments in the first quarter of 2007, and no such costs were incurred in the most recent quarter. Advertising expenses were $23,000 for the three months ended March 31, 2008, down $46,000 as compared to the same period in 2007. In 2007, the Corporation incurred higher levels of advertising and promotional costs aimed at increasing name recognition in the Corporation’s principal markets and growth in both loan and deposit portfolios. Professional fees were $87,000 for the three months ended March 31, 2008 compared to $61,000 for the same period in 2007. For the current quarter end, the Corporation recognized $24,000 for external audit expenses, $10,800 internal audit expenses and $18,000 for legal expenses. By comparison, for the same period in 2007, the Corporation incurred $7,000, $4,400 and $8,700 in external audit, internal audit and legal costs, respectively. Other expenses increased to $87,000 for the three months ended March 31, 2008 compared to $60,000 for the same period in 2007. This increase is due in large part to regulatory assessments and costs associated with the Michigan Business Tax incurred in the current quarter.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income Taxes
No income tax expense or benefit was recognized during the three month periods ended March 31, 2008 or 2007 due to the tax loss carryforward position of the Corporation. An income tax benefit may be booked in future periods when the Corporation begins to turn a profit and management believes that profitability will be expected for the foreseeable future beyond that point.
LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT
The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have sufficient funds available to meet our future commitments. As of March 31, 2008, unused commitments totaled $13.1 million. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown that only a small portion of the unused commitments will normally be drawn upon. Additionally, the Corporation had $110,000 in a commercial letter of credit. Substantially all of the Bank’s time deposits of $17.7 million mature within the next twelve months from March 31, 2008.
The largest uses and sources of cash and cash equivalents for the Corporation for the quarters ended March 31, 2008, as noted in the Consolidated Statement of Cash Flows, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The uses of cash in investing activities were largely due to the increase in loans of $6.5 million, which was offset by proceeds from the call of an investment security and other repayments on mortgage backed securities totaling $733,000. Offsetting the uses of cash in investing activities, was the cash provided from financing activities which included net increases in deposits of $7.7 million. Total cash and cash equivalents at the end of March 31, 2008 was $6.7 million, which was an increase of $1.6 million from $5.1 million from December 31, 2007.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of March 31, 2008. Note 7 to the financial statements is hereby incorporated by reference. At March 31, 2008, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size. The Corporation does anticipate that it will require $1.0 to $4.0 million in additional equity during the next 36 months of operations in order to continue to grow while meeting regulatory capital requirements. Management and the Board determined there is no imminent need for capital because the Bank and the Corporation, as of March 31, 2008, remain well-capitalized.
Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position to avoid wide swings in margins and to manage risk due to changes in interest rates. Some of the major areas of focus of the Corporation’s Asset Liability Committee (“ALCO”) incorporate the following overview functions: review the interest rate risk sensitivity of the Bank to measure the impact of changing interest rates on the Bank’s net interest income, review the liquidity position through various measurements, review current and projected economic conditions and the corresponding impact on the Bank,

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
ensure that capital and adequacy of the allowance for loan losses are maintained at proper levels to sustain growth, monitor the investment portfolio, recommend policies and strategies to the Board that incorporate a better balance of our interest rate risk, liquidity, balance sheet mix and yield management, and review the current balance sheet mix and proactively determine the future product mix.
Off-Balance Sheet Arrangements
As of March 31, 2008, unused commitments totaled $13.1 million. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown that only a small portion of the unused commitments will normally be drawn upon. Additionally, the Corporation had $110,000 in a commercial letter of credit.
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Corporation’s primary market risk exposure is interest rate risk and liquidity risk. All of the Corporation’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Any impacts that changes in foreign exchange rates would have on interest rates are assumed to be insignificant.
Interest rate risk (IRR) is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value; however, excessive levels of IRR could pose a significant threat to our earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Corporation’s safety and soundness. The Board of Directors has instituted a policy setting limits on the amount of interest rate risk that may be assumed. Management provides information to the Board of Directors on a quarterly basis detailing interest rate risk estimates and activities to control such risk.
Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization’s quantitative level of exposure. When assessing the IRR management process, the Corporation seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Corporation to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.
The Corporation has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2007, which information can be located in the Corporation’s annual report on Form 10-KSB.
ITEM 4T. CONTROLS AND PROCEDURES
As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s chief executive officer and acting chief financial officer concluded that, as of March 31, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
There were no changes in the Corporation’s internal controls over financial reporting during the period ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
There are no known pending legal proceedings to which the Corporation or the Bank is a party or to which any of its properties are subject; nor are there material proceedings known to the Corporation, in which any director, officer or affiliate or any principal shareholder is a party or has an interest adverse to the Corporation or the Bank.
ITEM 1A. RISK FACTORS.
This item is not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
This item is not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
This item is not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
This item is not applicable.
ITEM 5. OTHER INFORMATION.
This item is not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
10.1	Separation Agreement with Richard Miller (filed herewith).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Acting Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: May 15, 2008	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: May 15, 2008	By:	/s/ Robert E. Farr
Robert E. Farr
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Separation Agreement with Richard Miller (filed herewith)

31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350