Form 10-Q
period 2008-06-30
Birmingham Bloomfield Bancshares
filed 2008-08-13
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
The number of shares outstanding of the issuer’s Common Stock as of August 13, 2008, was 1,800,000 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Cash and cash equivalents
Cash	$1,219,245	$1,265,119
Federal funds sold	12,414,065	3,874,007

Total cash and cash equivalents	13,633,310	5,139,126

Securities, available for sale (Note 3)	1,766,686	2,595,930

Loans (Note 4)
Total loans	49,388,881	37,106,976
Less: allowance for loan losses	(789,000)	(560,000)

Net loans	48,599,881	36,546,976

Premises & equipment (Note 6)	2,367,635	2,519,701
Interest receivable and other assets	475,313	458,157

Total assets	$66,842,825	$47,259,890

Liabilities and Shareholders’ Equity

Deposits (Note 5)
Non-interest bearing	$6,547,469	$5,385,200
Interest bearing	50,221,020	30,877,148

Total deposits	56,768,489	36,262,348

Interest payable and other liabilities	370,570	237,903

Total liabilities	57,139,059	36,500,251

Shareholders’ equity
Common stock, no par value Authorized — 4,500,000 shares Issued and outstanding — 1,800,000 shares	17,034,330	17,034,330
Additional paid in capital — share based payments	483,000	462,000
Accumulated deficit	(7,822,459)	(6,799,150)
Accumulated other comprehensive income	8,895	62,459

Total shareholders’ equity	9,703,766	10,759,639

Total liabilities and shareholders’ equity	$66,842,825	$47,259,890

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$728,511	$344,503	$1,378,652	$597,906
Taxable securities	26,490	8,898	55,635	8,898
Federal funds sold	41,830	211,338	90,130	373,312

Total interest income	796,831	564,739	1,524,417	980,116

Interest expense
Deposits	339,686	274,464	653,428	444,107

Total interest expense	339,686	274,464	653,428	444,107

Net interest income	457,145	290,275	870,989	536,009

Provision for loan losses	94,665	85,000	144,665	120,000

Net interest income after provision for loan losses	362,480	205,275	726,324	416,009

Non-interest income
Loan fees and charges	1,102	20,202	11,829	46,113
Deposit fees and charges	19,991	10,418	37,815	21,158
Other income (loss)	2,483	(2,146)	11,917	(947)

Total non-interest income	23,576	28,474	61,561	66,324

Non-interest expense
Salaries and benefits	312,540	461,070	861,604	895,762
Occupancy & equipment expense	199,284	249,800	418,244	457,553
FAS 123R share based payments	10,500	—	21,000	—
Data processing expense	43,368	37,122	87,095	93,150
Advertising and public relations	36,395	61,178	59,611	130,098
Professional fees	72,512	64,510	159,782	125,411
Printing and office supplies	7,590	11,320	14,126	23,204
Other expense	102,465	94,167	189,732	153,918

Total non-interest expense	784,654	979,167	1,811,194	1,879,096

Net loss before taxes	(398,598)	(745,418)	(1,023,309)	(1,396,763)

Income taxes	—	—	—	—

Net loss	$(398,598)	$(745,418)	$(1,023,309)	$(1,396,763)

Basic loss per share	$(0.22)	$(0.41)	$(0.57)	$(0.78)

Diluted loss per share	$(0.22)	$(0.41)	$(0.57)	$(0.78)

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
January 1, 2008 to June 30, 2008
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income	Total

Balance at January 1, 2008	$17,034,330	$462,000	$(6,799,150)	$62,459	$10,759,639

Share based payments	—	21,000	—	—	21,000
Comprehensive loss:
Net loss	—	—	(1,023,309)	—	(1,023,309)
Unrealized loss on securities	—	—	—	(53,564)	(53,564)

Total comprehensive loss					(1,076,873)

Balance at June 30, 2008	$17,034,330	$483,000	$(7,822,459)	$8,895	$9,703,766

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

Cash flows from operating activities
Net loss	$(1,023,309)	$(1,396,763)
Share based payments expense	21,000	—
Provision for loan losses	144,665	120,000
Accretion of securities	(7,305)	(1,189)
Gain on calls of securities	(6,474)	—
Depreciation expense	156,000	187,200
Loss on disposal of equipment	—	35,479
Net increase in other assets	(17,156)	(86,004)
Net increase in other liabilities	132,667	578,502

Net cash used in operating activities	(599,912)	(562,775)

Cash flows from investing activities
Increase in loans	(12,197,570)	(8,096,909)
Purchase of securities	—	(2,408,397)
Proceeds from sales, calls or maturities of securities	789,459	12,923
Purchases of premises and equipment	(3,934)	(736,626)
Proceeds from reimbursement of leasehold improvements	—	144,500

Net cash used in investing activities	(11,412,045)	(11,084,509)

Cash flows from financing activities Increase in deposits	20,506,141	20,251,552

Net cash provided by financing activities	20,506,141	20,251,552

Increase in cash and cash equivalents	8,494,184	8,604,268

Cash and cash equivalents at the beginning of the period	5,139,126	8,551,001

Cash and cash equivalents at the end of the period	$13,633,310	$17,155,269

Supplemental cash flow information:
Cash paid for interest:	$542,564	$422,267
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
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
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

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies — continued
     The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of SFAS 162 will be effective 60 days following the Security Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that the adoption of this statement will have a material impact on the Corporation’s financial condition, results of operation or liquidity.
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

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Fair Value Accounting — continued
The following tables present the financial instruments carried at fair value as of June 30, 2008, on the Consolidated Balance Sheet and by SFAS 157 valuation hierarchy (as described above):
Assets measured at fair value on a recurring basis as of June 30, 2008 (000’s omitted):

Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Balance at June
	Level 1	Level 2	Level 3	30, 2008
Securities available for sale	$1,767	$—	$—	$1,767

Assets measured at fair value on a nonrecurring basis as of June 30, 2008 (000’s omitted):

		Quoted Prices in			Total Losses for
		Active Markets for	Significant Other	Significant	the Three and Six
	Balance at June	Identical Assets	Observable Inputs	Unobservable Inputs	Months Ended June
	30, 2008	Level 1	Level 2	Level 3	30, 2008
Impaired loan accounted for under FAS 114	$173	$—	$—	$173	$173

     Impaired Loans
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using primarily collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. The fair value of the collateral is based on an observable market price, current appraised value and management’s estimates of collateral and other market conditions. Due to the lack of market transactions, volatility in pricing and other factors, some of which may be unobservable, the Corporation recorded the impaired loan as nonrecurring Level 3.
Note 3 — Securities
The amortized cost and estimated fair value of securities are as follows (000’s omitted):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
June 30, 2008 (unaudited)	cost	gains	losses	value
Securities available for sale:
Mortgage backed securities	$1,758	$9	$—	$1,767

Total securities available for sale	$1,758	$9	$—	$1,767

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2007	cost	gains	losses	value
Securities available for sale:
U.S. Government agency securities	$678	$7	$—	$685
Mortgage backed securities	1,855	56	—	1,911

Total securities available for sale	$2,533	$63	$—	$2,596

As of June 30, 2008 and December 31, 2007, all securities are available for sale. At June 30, 2008 and December 31, 2007, there were no securities pledged to secure borrowings, public deposits or for other purposes required or permitted by law.
The amortized cost and estimated fair value of securities at June 30, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000’s omitted):

		Estimated
	Amortized	fair
	cost	value
Mortgage backed securities, due after 10 years	$1,758	$1,767

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Loans
     A summary of the balances of loans are as follows (000’s omitted):

	June 30,	December 31,
	2008	2007
	(unaudited)
Mortgage loans on real estate:
Residential 1 to 4 family	$2,006	$1,816
Multifamily	5,405	1,864
Commercial	18,788	13,601
Construction	3,215	2,348
Second mortgage	751	758
Equity lines of credit	11,495	8,696

Total mortgage loans on real estate	41,660	29,083
Commercial loans	7,550	7,898
Consumer installment loans	247	177

Total loans	49,457	37,158
Less:
Allowance for loan losses	789	560
Net deferred loan fees	68	51

Net loans	$48,600	$36,547

Activity in the allowance for loan losses for the three and six months ended June 30, are as follows (000’s omitted):

	Three months ended		Six months ended
	June 30,		June 30,
(unaudited)	2008	2007	2008	2007

Balance at beginning of period	$610	$230	$560	$195
Charge-offs	—	—	—	—
Recoveries	84	—	84	—
Provision for loan losses	95	85	145	120

Balance at end of period	$789	$315	$789	$315

At June 30, 2008, the Corporation had one impaired, nonaccrual loan with outstanding principal of approximately $173,000. There were no loans over 90 days past due and still accruing interest.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Deposits
     Deposits are summarized as follows (000’s omitted):

	June 30,	December 31,
	2008	2007
	(unaudited)
Non-interest bearing deposits	$6,547	$5,385
NOW accounts	7,872	9,727
Savings and money market accounts	13,004	11,620
Certificates of deposit <$100,000	13,112	2,008
Certificates of deposit >$100,000	16,233	7,522

Total	$56,768	$36,262

At June 30, 2008, the scheduled maturities of time deposits maturing are as follows (000s omitted):

	<$100,000	>$100,000	Total
Within 12 months	$12,878	$16,233	$29,111
> 12 months	234	—	234

Total	$13,112	$16,233	$29,345

Note 6 — Leases and Commitments
The Corporation has entered into a lease agreement for its main office. Payments began in February 2005 and extend through October 2025, under a renewal option exercised by the Corporation in October 2007. The main office lease has one additional ten year renewal option. The Corporation also entered into a lease agreement for its branch office in Bloomfield Township. Payments began in March 2006 and the lease expires February 2016. The Bloomfield branch office lease has two five year renewal options. Rent expense under the lease agreements was $69,000 and $67,000 for the three months ended June 30, 2008 and 2007, respectively. Rent expense under the lease agreements was $137,000 and $134,000 for the six months ended June 30, 2008 and 2007, respectively.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis (000’s omitted):

2008	$137
2009	280
2010	286
2011	291
2012	298
Thereafter	3,670

Total	$4,962

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of June 30, 2008. At June 30, 2008, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
The Bank’s actual capital amounts and ratios as of June 30, 2008 are presented in the following table (000’s omitted):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$9,771	19.1%	$4,094	8.0%	$5,117	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$9,120	17.8%	$2,047	4.0%	$3,070	6.0%

Tier I capital (to average assets) Bank of Birmingham	$9,120	15.0%	$2,438	4.0%	$3,048	5.0%

As of December 31, 2007
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$10,553	26.8%	$3,152	8.0%	$3,940	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$10,050	25.5%	$1,576	4.0%	$2,364	6.0%

Tier I capital (to average assets) Bank of Birmingham	$10,050	20.3%	$1,984	4.0%	$2,480	5.0%

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
PLAN OF OPERATION
The Corporation’s (and the Bank’s) main office is located at 33583 Woodward Avenue, Birmingham, MI 48009. The building is a free-standing one story office building of approximately 8,300 square feet. The Bank also operates a branch office at 4145 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which is approximately 5 miles from the main office. The branch office occupies approximately 2,815 square feet in a one story office building. The Bank has executed lease agreements with respect to each of its banking locations. The main office lease commenced in October 2005 and the Bank has exercised its first renewal option extending the lease through October 2025. The branch office lease commenced in March 2006 and runs through

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
February 2016. The main office lease has one ten year renewal option, while the branch office lease has two five year renewal options.
At this time, neither the Corporation nor the Bank intends to own any of the properties from which the Bank will conduct banking operations. The Bank used approximately $2.9 million of the proceeds of the Company’s initial public offering to purchase furniture, fixtures and equipment at the two locations. The Bank has 17 full-time equivalent employees to staff its banking offices.
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
FINANCIAL OVERVIEW
At June 30, 2008, the Corporation’s total assets were $67.0 million, an increase of $19.6 million or 41.4% from December 31, 2007. Cash and cash equivalents increased by $8.5 million or 165.3%. Investment securities available-for-sale decreased $829,000 or 31.9% from December 31, 2007 to June 30, 2008. Loans, net of the allowance for loan losses, increased by $12.1 million or 33.0% from December 31, 2007 to June 30, 2008. Total deposits increased by $20.5 million or 56.5% from December 31, 2007 to June 30, 2008. Basic loss per share for the three and six months ended June 30, 2008 were $(0.22) per share and $(0.57) per share, respectively. Basic loss per share for the three and six months ended June 30, 2007 were $(0.41) per share and $(0.78) per share, respectively. Diluted loss per share for the three and six months ended June 30, 2008 were $(0.22) per share and $(0.57) per share, respectively. Diluted loss per share for the three and six months ended June 30, 2007 were $(0.41) per share and $(0.78) per share, respectively.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $8.5 million or 165.3% to $13.6 million at June 30, 2008, up from $5.1 million at December 31, 2007. Federal funds sold increased $8.5 million or 220.4% to $12.4 million at June 30, 2008. The increase in Federal funds sold is due to deposit growth currently outpacing growth in the loan portfolio coupled with proceeds received from certain U.S. Government securities which were called in the first quarter 2008 pending reinvestment.
Investments
Total investment securities available-for-sale decreased $829,000 or 31.9% to $1.8 million at June 30, 2008, compared to $2.6 million at December 31, 2007. The decrease in investment securities is primarily attributable to certain U.S. Government agency securities, which were called in the first quarter, resulting in approximately $685,000 of the decrease. The remaining decrease was due to repayments on mortgage backed securities. The Corporation had no held-to-maturity securities as of June 30, 2008 or December 31, 2007.
Loans
During the first six months of 2008, loans, net of the allowance for loan losses, increased $12.1 million or 33.0%, to $48.6 million at June 30, 2008, up from $36.5 million at December 31, 2007. The largest single category increase within loans, as noted in Note 4 to the financial statements, was commercial real estate which increased by $5.2 million. These loans are for the most part owner occupied properties. Equity lines of credit increased $2.8 million or 32.2% to $11.5 million at June 30, 2008. This increase is due in part to continued business development efforts as well as increased draws on existing lines. Real estate mortgages on multifamily properties increased approximately $3.5 million or 190.0% to $5.4 million at June 30, 2008. The increase is due to new loan

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
production. Commercial non real estate loans decreased approximately $348,000 or 4.4% to $7.6 million at June 30, 2008.
Credit Quality
The allowance for loan losses was $789,000 or 1.60% of loans at June 30, 2008. There were no loan charge offs during the three and six month periods ended June 30, 2008 or 2007. In the second quarter of 2008, the Corporation did recover approximately $84,000 on a loan charged-off in 2007. At June 30, 2008, the Corporation had one nonperforming loan with outstanding principal of approximately $173,000; this loan was placed on nonaccrual in the second quarter of 2008. There were no loans over 90 days past due and still accruing interest at June 30, 2008 or 2007.
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
Premises and Equipment
Premises and equipment were $2.4 million and $2.5 million at June 30, 2008 and December 31, 2007, respectively. The Corporation has no plans for significant additions over the next twelve months.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits
Total deposits were $56.8 million as June 30, 2008, an increase of $20.5 million over December 31, 2007. In the deposit categories, noninterest bearing DDA deposits were $6.5 million, which were made up primarily of business accounts. NOW accounts were $7.9 million at June 30, 2008, while Money Market accounts were $12.4 million at the current quarter end. Certificates of deposit were $29.3 million at June 30, 2008. Of this amount $16.2 million was in certificates greater than $100,000.

	As of June 30,
	2008
(000’s omitted)	Balance	Percentage
Noninterest bearing demand	$6,547	11.5%
NOW accounts	7,872	13.9
Money market	12,356	21.8
Savings	648	1.1
Time deposits under $100,000	13,112	23.1
Time deposits over $100,000	16,233	28.6

Total deposits	$56,768	100.0%

RESULTS OF OPERATIONS
Net Interest Income
Net interest income for the three months ended June 30, 2008 and 2007 was $457,000 and $290,000, respectively. Interest income on loans was $729,000 and $345,000 for the three months ended June 30, 2008 and 2007, respectively. The growth in interest income on loans was driven by continued growth in the loan portfolio. Deposit interest expense of $340,000 and $274,000 for the three month periods ended June 30, 2008 and 2007, respectively, increased due to the growth in NOW accounts, money markets and certificates of deposit.
Net interest income for the six months ended June 30, 2008 and 2007 was $871,000 and $536,000, respectively. Interest income on loans was $1.4 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. As indicated above, the growth in interest income on loans was driven by continued growth in the loan portfolio. Growth in interest bearing deposit balances resulted in increased levels of deposit interest expense. Interest expense was $653,000 and $444,000 for the six month periods ended June 30, 2008 and 2007, respectively.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following tables show the Corporation’s consolidated average balances of assets, liabilities, and equity. The tables also detail the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability and the net interest margin for the three and six month periods ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,
	2008			2007
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	(000’s)	Paid	Rate	(000’s)	Paid	Rate

Interest-earning assets
Loans	$47,393	$728,511	6.15%	$18,580	$344,503	7.42%
Securities	1,856	26,490	5.71%	710	8,898	5.01%
Federal funds sold	8,447	41,830	1.98%	15,691	211,338	5.39%

Total interest-earning assets	57,696	796,831	5.52%	34,981	564,739	6.46%

Cash and due from banks	1,243			1,054
All other assets	2,019			2,762

Total assets	$60,958			$38,797

Interest-bearing liabilities
NOW accounts	$7,809	31,733	1.63%	$6,420	68,711	4.28%
Money market	11,905	55,563	1.87%	8,421	104,848	4.98%
Savings	386	1,513	1.57%	159	492	1.24%
Time deposits	24,858	250,877	4.04%	7,756	100,413	5.18%

Total interest-bearing liabilities	44,958	339,686	3.02%	22,756	274,464	4.82%

Demand deposits	5,606			2,341
All other liabilities	325			164

Total liabilities	50,889			25,261
Shareholders’ equity	10,069			13,536

Total liabilities and shareholders’ equity	$60,958			$38,797

Net interest income		$457,145			$290,275

Interest rate spread (1)			2.50%			1.64%

Net interest margin (2)			3.17%			3.32%

Ratio of interest-earning assets to interest-bearing liabilities	1.28			1.54

(1)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities

(2)	Net interest margin is the net interest income divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30,
	2008			2007
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	(000’s)	Paid	Rate	(000’s)	Paid	Rate

Interest-earning assets
Loans	$43,599	$1,378,652	6.32%	$16,357	$597,906	7.31%
Securities	1,971	55,635	5.65%	357	8,898	4.98%
Federal funds sold	7,192	90,130	2.51%	14,167	373,312	5.27%

Total interest-earning assets	52,762	1,524,417	5.78%	30,881	980,116	6.35%

Cash and due from banks	1,251			1,156
All other assets	2,096			2,649

Total assets	$56,109			$34,686

Interest-bearing liabilities
NOW accounts	$8,360	91,368	2.19%	$4,450	91,425	4.11%
Money market	11,772	141,548	2.40%	7,076	180,229	5.09%
Savings	359	2,831	1.58%	170	1,162	1.37%
Time deposits	19,394	417,681	4.31%	6,627	171,291	5.17%

Total interest-bearing liabilities	39,885	653,428	3.28%	18,323	444,107	4.85%

Demand deposits	5,644			2,924
All other liabilities	265			119

Total liabilities	45,794			21,366
Shareholders’ equity	10,315			13,320

Total liabilities and shareholders’ equity	$56,109			$34,686

Net interest income		$870,989			$536,009

Interest rate spread (1)			2.50%			1.50%

Net interest margin (2)			3.30%			3.47%

Ratio of interest-earning assets to interest-bearing liabilities	1.32			1.69

(1)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities

(2)	Net interest margin is the net interest income divided by average interest-earning assets.
The yield on interest-earning assets decreased for the quarter ended June 30, 2008 to 5.52% from 6.46% as compared to the same period in the prior year. Much of the decrease was due to decreases in the yield in the loan portfolio with the prime rate changes within the last several months. The yield on loans receivable decreased to 6.15% for the three months ended June 30, 2008 from 7.42% for the same period in 2007. The Corporation’s interest rate spread increased for the three months ended June 30, 2008 to 2.50% from 1.64% for the same period in 2007. The Corporation has benefited from an improvement in the spread on interest rates as reductions in the cost of deposits outpaced the reduction in loan yields. In the prior year, deposit rates were higher due to the competitive market as well as promotional rates offered to attract and build the customer base. Net interest margin decreased to 3.17% for the three months ended June 30, 2008 down from 3.32% for the same period in 2007.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The yield on interest-earning assets decreased for the six month period ended June 30, 2008 to 5.78% from 6.35% as compared to the same period in the prior year. The yield on loans receivable decreased to 6.32% for the six months ended June 30, 2008, down from 7.31% for the same period in 2007. As indicated above, these decreases relate directly to decreases in the prime lending rate over the past several months. The Corporation’s interest rate spread increased for the six months ended June 30, 2008 to 2.50%, up from 1.50% for the same period in 2007. Net interest margin decreased to 3.30% for the six months ended June 30, 2008, down from 3.47% for the same period in 2007. Management expects that the excess liquidity held in federal funds sold will be utilized in the third quarter through the purchase of higher yield investment products and continued loan growth, which will improve the yield on interest earning assets, which should translate to improvement in the net interest margin. Excess federal funds sold will also be depleted as nonrenewal of certain higher rate certificates of deposit mature in July 2008.
Provision for Loans Losses
The Corporation had a provision for loan losses for the three months ended June 30, 2008 of $94,665 compared to a provision for loan losses of $85,000 for the three months ended June 30, 2007. In the second quarter of 2008, the Corporation received a recovery on a loan previously charged off totaling approximately $84,000. In addition, the Corporation made a specific reserve for a nonperforming loan for approximately $173,000. The additional reserve made for the nonperforming loan, which was partially offset by the sizable recovery, resulted in the overall increase of the provision from the same period in 2007.
The provision for loan losses was $144,665 and $120,000 for the six months ended June 30, 2008 and 2007, respectively. As discussed above, the additional reserve made for the nonperforming loan, which was partially offset by the sizable recovery received on a loan that had been charged off in late 2007, resulted in the overall increase of the provision from the same period in 2007. In the third quarter of 2008, management expects that the provision for loan losses will return to levels recognized in the first quarter of 2008. See also “Credit Quality” discussed previously.
Non-Interest Income
Non-interest income was $24,000 and $28,000 for the three months ended June 30, 2008 and 2007, respectively. Loan fees and charges decreased to approximately $1,100 for the quarter ended June 30, 2008 compared to $20,200 for the same period in 2007. This decrease is primarily due to a decrease in mortgage loan activity, which in turn has decreased income earned on mortgage loans originated for third parties. Deposit fees and charges increased to approximately $20,000 for the three months ended June 30, 2008, up from approximately $10,400 for the same period in 2007. This increase is due to increased levels of deposits. Other income increased to approximately $2,500 for the quarter ended June 30, 2008, up from a loss of approximately ($2,100) for the same period in 2007. This increase is due to a gain recognized for calls on certain investment securities.
Non-interest income was $61,600 and $66,300 for the six months ended June 30, 2008 and 2007, respectively. Loan fees and charges decreased to approximately $11,800 for the first half of 2008 compared to $46,100 for the same period in 2007. As indicated above, this decrease is due to a decrease in mortgage loan activity, which in turn has decreased income earned on mortgage loans originated for third parties. Deposit fees and charges increased to approximately $37,800 for the six months ended June 30, 2008, up from approximately $21,200 for the same period in 2007. This increase is due to increased levels of deposits. Other income increased to approximately $11,900 for the six months ended June 30, 2008, up from a loss of approximately ($947) for the same period in 2007. This increase is due primarily to a gain recognized for calls on certain investment securities in 2008 totaling approximately $6,500.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-Interest Expense
Non-interest expense for the three months ended June 30, 2008 and 2007 was $785,000 and $979,000, respectively. Salaries and benefits continued to be the largest component of non-interest expense. Salaries and benefits decreased $148,500, or 32.2%, to $312,500 for the quarter ended June 30, 2008, down from $461,000 for the same period of 2007. In the first quarter of 2008, management of the Corporation continued to examine the business trends to date and reduced staffing in several areas accordingly. In the current quarter, the Corporation began to experience the reduced costs associated with these staff reductions, compared to the same period in 2007. Occupancy expenses decreased to $199,000 for the quarter ended June 30, 2008, down from $250,000 for the same period of 2007. In the third quarter of 2007, in recognition of its substantial investment in leasehold improvements in the main office, the Corporation exercised its option for an additional 10 year lease period on the main office. The exercise will have the benefit of reducing depreciation going forward by approximately $5,000 per month or $60,000 annually. Data processing expenses were $43,000 for the three month period ended June 30, 2008 compared to $37,000 for the same period in 2007. The increases are due to increased levels of volume in the current period compared to the same period in the prior year. Advertising expenses were $36,000 for the three months ended June 30, 2008, down $25,000 as compared to the same period in 2007. Professional fees were $72,500 for the three months ended June 30, 2008 compared to $64,500 for the same period in 2007. Increases in professional fees are due in large part to increases in legal and audit expenses which are a result of increased loan activity and complexity in the operations of the Corporation. Other expenses increased to $102,000 for the three months ended June 30, 2008 compared to $94,000 for the same period in 2007. This increase is due in large part to regulatory assessments and costs associated with the Michigan Business Tax incurred in the current quarter.
Non-interest expense for the six months ended June 30, 2008 and 2007 was $1.8 million and $1.9 million, respectively. Salaries and benefits decreased $34,000, or 3.8%, to $862,000 for the six months ended June 30, 2008, down from $896,000 for the same period of 2007. In the first quarter of 2008, management of the Corporation continued to examine the business trends to date and reduced staffing in several areas accordingly. Severance costs totaling approximately $134,000 were included in the salaries and benefits costs in the first quarter of 2008. After consideration of the severance costs in the first quarter of 2008, the Corporation began to see the benefit of reduced compensation costs in the second quarter of 2008. Occupancy expenses decreased to $418,000 for the six months ended June 30, 2008, down from $458,000 the same period of 2007. This decrease is due primarily to lower levels of depreciation discussed above. Data processing expenses were $87,000 for the six month period ended June 30, 2008 compared to $93,000 for the same period in 2007. The Corporation incurred expenses relating to initial ATM deployments in the first quarter of 2007, and no such costs were incurred in the current year. These increased costs related to 2007 were partially offset by increases in volume in the current year which is the basis for most of the data processing costs and therefore increased costs. Advertising expenses were $60,000 for the six months ended June 30, 2008, down $70,000 as compared to the same period in 2007. In 2007, the Corporation incurred higher levels of advertising and promotional costs aimed at increasing name recognition in the Corporation’s principal markets and growth in both loan and deposit portfolios. Professional fees were $160,000 for the six months ended June 30, 2008 compared to $125,000 for the same period in 2007. As indicated above, audit and legal costs have increased with increased loan activity and complexity of the Corporation. Other expenses increased to $190,000 for the six months ended June 30, 2008 compared to $154,000 for the same period in 2007. This increase is due in large part to regulatory assessments, correspondent bank costs and expenses associated with the Michigan Business Tax incurred in the current year.
Income Taxes
No income tax expense or benefit was recognized during the three and six month periods ended June 30, 2008 or 2007 due to the tax loss carryforward position of the Corporation. An income tax benefit may be booked in future periods when the Corporation begins to turn a profit and management believes that profitability will be expected for the foreseeable future beyond that point.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT
The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have sufficient funds available to meet our future commitments. As of June 30, 2008, unused commitments totaled $12.5 million. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown that only a small portion of the unused commitments will normally be drawn upon. Additionally, the Corporation had $110,000 in a commercial letter of credit. Substantially all of the Bank’s time deposits of $29.3 million mature within the next twelve months from June 30, 2008.
The largest uses and sources of cash and cash equivalents for the Corporation for the six months ended June 30, 2008, as noted in the Consolidated Statement of Cash Flows, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The uses of cash in investing activities were largely due to the increase in loans of $12.2 million, which was offset by proceeds from the call of two investment securities and other repayments on mortgage backed securities totaling $789,000. Offsetting the uses of cash in investing activities, was the cash provided from financing activities which included net increases in deposits of $20.5 million. Total cash and cash equivalents at the end of June 30, 2008 was $13.6 million, which was an increase of $8.5 million from $5.1 million at December 31, 2007.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of June 30, 2008. Note 7 to the financial statements is hereby incorporated by reference. At June 30, 2008, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size. The Corporation does anticipate that it will require $1.0 to $4.0 million in additional equity during the next 36 months of operations in order to continue to grow while meeting regulatory capital requirements. Management is exploring the capital markets with the aid of consultants to determine how and when it may raise the equity.
Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position to avoid wide swings in margins and to manage risk due to changes in interest rates. Some of the major areas of focus of the Corporation’s Asset Liability Committee (“ALCO”) incorporate the following overview functions: review the interest rate risk sensitivity of the Bank to measure the impact of changing interest rates on the Bank’s net interest income, review the liquidity position through various measurements, review current and projected economic conditions and the corresponding impact on the Bank, ensure that capital and adequacy of the allowance for loan losses are maintained at proper levels to sustain growth, monitor the investment portfolio, recommend policies and strategies to the Board that incorporate a better balance of our interest rate risk, liquidity, balance sheet mix and yield management, and review the current balance sheet mix and proactively determine the future product mix.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Off-Balance Sheet Arrangements
As of June 30, 2008, unused commitments totaled $12.5 million. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown that only a small portion of the unused commitments will normally be drawn upon. Additionally, the Corporation had $110,000 in a commercial letter of credit.
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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 4T. CONTROLS AND PROCEDURES
As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s chief executive officer and acting chief financial officer concluded that, as of June 30, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in the Corporation’s internal controls over financial reporting during the period ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Corporation held its annual meeting of shareholders on May 19, 2008 at 9:30 a.m. at the Birmingham Community House, 151 South Bates Street in Birmingham, MI. At the meeting one item was presented for voting; the election of directors. The results were as follows:
The following directors were re-elected to the terms indicated:

Class III directors with a term expiring in 2011:	FOR	WITHHELD
John M. Erb	1,105,651	38,350
Charles T. Pryde	1,104,601	39,400
Donald Ruff	1,105,651	38,350
Walter G. Schwartz	1,104,851	39,150
Continuing Directors are as follows: William R. Aikens, Harry Cendrowski and Rich J. Miller with terms expiring in 2009; Donald E. Copus, Robert E. Farr, Charles Kaye, Scott McCallum, Daniel P. O’Donnell and Harry G. Spellman with terms expiring in 2010.
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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: August 13, 2008	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: August 13, 2008	By:	/s/ Robert E. Farr
Robert E. Farr
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350