Form 10-Q
period 2008-09-30
Birmingham Bloomfield Bancshares
filed 2008-11-13
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares outstanding of the issuer’s Common Stock as of November 13, 2008, was 1,800,000 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents
Cash	$1,418,051	$1,265,119
Federal funds sold	1,000,538	3,874,007

Total cash and cash equivalents	2,418,589	5,139,126

Securities, available for sale (Note 3)	4,318,260	2,595,930

Loans (Note 4)
Total loans	55,869,077	37,106,976
Less: allowance for loan losses	(700,000)	(560,000)

Net loans	55,169,077	36,546,976

Premises & equipment (Note 6)	2,310,977	2,519,701
Interest receivable and other assets	365,691	458,157

Total assets	$64,582,594	$47,259,890

Liabilities and Shareholders’ Equity

Deposits (Note 5)
Non-interest bearing	$6,058,301	$5,385,200
Interest bearing	48,741,296	30,877,148

Total deposits	54,799,597	36,262,348

Interest payable and other liabilities	291,444	237,903

Total liabilities	55,091,041	36,500,251

Shareholders’ equity
Common stock, no par value
Authorized — 4,500,000 shares
Issued and outstanding — 1,800,000 shares	17,034,330	17,034,330
Additional paid in capital — share based payments	462,000	462,000
Accumulated deficit	(8,057,036)	(6,799,150)
Accumulated other comprehensive income	52,259	62,459

Total shareholders’ equity	9,491,553	10,759,639

Total liabilities and shareholders’ equity	$64,582,594	$47,259,890

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$817,556	$470,794	$2,196,208	$1,068,700
Taxable securities	42,176	60,895	97,811	69,793
Federal funds sold	23,711	179,689	113,841	553,001

Total interest income	883,443	711,378	2,407,860	1,691,494

Interest expense
Deposits	351,789	330,104	1,005,217	774,211

Total interest expense	351,789	330,104	1,005,217	774,211

Net interest income	531,654	381,274	1,402,643	917,283

Provision for loan losses	109,146	155,000	253,811	275,000

Net interest income after provision for loan losses	422,508	226,274	1,148,832	642,283

Non-interest income
Loan fees and charges	3,198	8,729	15,027	54,842
Deposit fees and charges	15,492	12,771	53,307	33,929
Other income	16,224	6,634	28,141	5,687

Total non-interest income	34,914	28,134	96,475	94,458

Non-interest expense

Salaries and benefits	301,753	450,171	1,163,357	1,345,933
Occupancy & equipment expense	198,158	205,659	616,402	663,212
FAS 123R share based payments	(21,000)	28,000	—	28,000
Data processing expense	47,973	40,822	135,068	133,972
Advertising and public relations	10,110	34,293	69,721	164,391
Professional fees	65,955	57,680	225,737	183,091
Printing and office supplies	5,384	9,543	19,510	32,747
Other expense	83,666	90,349	273,398	244,267

Total non-interest expense	691,999	916,517	2,503,193	2,795,613

Net loss before taxes	(234,577)	(662,109)	(1,257,886)	(2,058,872)

Income taxes	—	—	—	—

Net loss	$(234,577)	$(662,109)	$(1,257,886)	$(2,058,872)

Basic loss per share	$(0.13)	$(0.37)	$(0.70)	$(1.14)

Diluted loss per share	$(0.13)	$(0.37)	$(0.70)	$(1.14)

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
January 1, 2008 to September 30, 2008
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income	Total
Balance at January 1, 2008	$17,034,330	$462,000	$(6,799,150)	$62,459	$10,759,639

Comprehensive loss:
Net loss	—	—	(1,257,886)	—	(1,257,886)

Change in unrealized gain (loss) on securities	—	—	—	(10,200)	(10,200)

Total comprehensive loss					(1,268,086)

Balance at September 30, 2008	$17,034,330	$462,000	$(8,057,036)	$52,259	$9,491,553

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(1,257,886)	$(2,058,872)
Share based payments expense	—	28,000
Provision for loan losses	253,811	275,000
Accretion of securities	(20,821)	(12,067)
Gain on calls of securities	(19,270)	—
Depreciation expense	234,000	284,700
Loss on disposal of equipment	—	36,216
Net decrease (increase) in other assets	92,466	(191,739)
Net increase in other liabilities	53,541	408,717

Net cash used in operating activities	(664,159)	(1,230,045)

Cash flows from investing activities
Increase in loans	(18,875,912)	(18,168,408)
Purchase of securities	(2,978,241)	(6,042,501)
Proceeds from sales, calls or maturities of securities	1,285,802	165,347
Purchases of premises and equipment	(25,276)	(743,862)
Proceeds from reimbursement of leasehold improvements	—	144,500

Net cash used in investing activities	(20,593,627)	(24,644,924)

Cash flows from financing activities
Increase in deposits	18,537,249	27,487,428

Net cash provided by financing activities	18,537,249	27,487,428

(Decrease) increase in cash and cash equivalents	(2,720,537)	1,612,459

Cash and cash equivalents at the beginning of the period	5,139,126	8,551,001

Cash and cash equivalents at the end of the period	$2,418,589	$10,163,460

Supplemental cash flow information:
Cash paid for interest:	$882,655	$733,550
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
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
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
Non-controlling Interest in Consolidated Financial Statements — an amendment to ARB No. 51
In November 2007, the FASB issued SFAS 160, “Non-controlling Interest in Consolidated Financial Statements — an amendment to ARB No. 51.” SFAS 160 changes the way consolidated net earnings is presented. The new

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of income amounts attributable to the parent and the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated. The adoption of SFAS 160 is effective for the Corporation on January 1, 2009. Management does not expect that the adoption of this statement will have a material impact on the Corporation’s financial condition, results of operation or liquidity.
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
In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that the adoption of this statement will have a material impact on the Corporation’s financial condition, results of operation or liquidity.
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
Assets
Securities available for sale
All of the Corporation’s available for sale securities are classified within Level 1 of the valuation hierarchy as quoted prices are available in an active market.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Fair Value Accounting — continued
The following table presents the financial instruments carried at fair value as of September 30, 2008, on the Consolidated Balance Sheet and by SFAS 157 valuation hierarchy (as described above):
Assets measured at fair value on a recurring basis as of September 30, 2008 (000’s omitted):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	September
	Level 1	Level 2	Level 3	30, 2008
Securities available for sale	$4,318	$—	$—	$4,318

Note 3 — Securities
The amortized cost and estimated fair value of securities are as follows (000’s omitted):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
September 30, 2008 (unaudited)	cost	gains	losses	value
Securities available for sale:
U.S. Government agency securities	$2,989	$8	$—	$2,997
Mortgage backed securities	1,277	44	—	1,321

Total securities available for sale	$4,266	$52	$—	$4,318

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2007	cost	gains	losses	value
Securities available for sale:
U.S. Government agency securities	$678	$7	$—	$685
Mortgage backed securities	1,855	56	—	1,911

Total securities available for sale	$2,533	$63	$—	$2,596

As of September 30, 2008 and December 31, 2007, all securities are available for sale. At September 30, 2008 and December 31, 2007, there were no securities pledged to secure borrowings, public deposits or for other purposes required or permitted by law.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Securities — continued
The amortized cost and estimated fair value of securities at September 30, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000’s omitted):

		Estimated
	Amortized	fair
	cost	value
Due in one year or less	$1,991	$1,991
Due in one year through five years	998	1,006
Due in five years through ten years	—	—
Due after ten years	—	—

Subtotal	2,989	2,997

Mortgage backed securities, due after 10 years	1,277	1,321

Total	$4,266	$4,318

Note 4 — Loans
A summary of the balances of loans are as follows (000’s omitted):

	September 30,	December 31,
	2008	2007
	(unaudited)
Mortgage loans on real estate:
Residential 1 to 4 family	$2,754	$1,816
Multifamily	7,591	1,864
Commercial	21,616	13,601
Construction	3,939	2,348
Second mortgage	745	758
Equity lines of credit	10,607	8,696

Total mortgage loans on real estate	47,252	29,083
Commercial loans	8,499	7,898
Consumer installment loans	210	177

Total loans	55,961	37,158
Less:
Allowance for loan losses	700	560
Net deferred loan fees	92	51

Net loans	$55,169	$36,547

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Loans — continued
Activity in the allowance for loan losses for the three and nine months ended September 30, are as follows (000’s omitted):

	Three months ended		Nine months ended
	September 30,		September 30,
(unaudited)	2008	2007	2008	2007
Balance at beginning of period	$789	$315	$560	$195
Charge-offs	(198)	—	(198)	—
Recoveries	—	—	84	—
Provision for loan losses	109	155	254	275

Balance at end of period	$700	$470	$700	$470

At September 30, 2008, the Corporation had no loans over 90 days past due and still accruing interest.
Note 5 — Deposits
Deposits are summarized as follows (000’s omitted):

	September	December 31,
	30, 2008	2007
	(unaudited)
Non-interest bearing deposits	$6,058	$5,385
NOW accounts	6,710	9,727
Savings and money market accounts	13,319	11,620
Certificates of deposit <$100,000	15,241	2,008
Certificates of deposit >$100,000	13,471	7,522

Total	$54,799	$36,262

At September 30, 2008, the scheduled maturities of time deposits maturing are as follows (000s omitted):

	<$100,000	>$100,000	Total
Within 12 months	$14,530	$13,242	$27,772
> 12 months	711	229	940

Total	$15,241	$13,471	$28,712

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Leases and Commitments
The Corporation has entered into a lease agreement for its main office. Payments began in February 2005 and extend through October 2025, under a renewal option exercised by the Corporation in October 2007. The main office lease has one additional ten year renewal option. The Corporation also entered into a lease agreement for its branch office in Bloomfield Township. Payments began in March 2006 and the lease expires February 2016. The Bloomfield branch office lease has two five year renewal options. Rent expense under the lease agreements was $68,000 and $67,000 for the three months ended September 30, 2008 and 2007, respectively. Rent expense under the lease agreements was $205,000 and $201,000 for the nine months ended September 30, 2008 and 2007, respectively.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis (000’s omitted):

2008	$69
2009	280
2010	286
2011	291
2012	298
Thereafter	3,670

Total	$4,894

Note 7 — Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of September 30, 2008 and December 31, 2007. At September 30, 2008, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Minimum Regulatory Capital Requirements — continued
The Bank’s actual capital amounts and ratios as of September 30, 2008 and December 31, 2007 are presented in the following table (000’s omitted):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$9,557	17.5%	$4,359	8.0%	$5,449	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$8,866	16.3%	$2,180	4.0%	$3,269	6.0%

Tier I capital (to average assets) Bank of Birmingham	$8,866	13.7%	$2,599	4.0%	$3,249	5.0%

As of December 31, 2007
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$10,553	26.8%	$3,152	8.0%	$3,940	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$10,050	25.5%	$1,576	4.0%	$2,364	6.0%

Tier I capital (to average assets) Bank of Birmingham	$10,050	20.3%	$1,984	4.0%	$2,480	5.0%

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The Corporation is a Michigan corporation that was incorporated on February 26, 2004 to organize and serve as the holding company for a Michigan state bank, Bank of Birmingham (the “Bank”) in Birmingham, Michigan. The Bank is a full service commercial bank headquartered in Birmingham, Michigan, with a full service branch banking office in Bloomfield Township, Michigan. It serves the communities of Birmingham, Bloomfield, Bingham Farms, Franklin and Beverly Hills and the neighboring communities. The Corporation completed the first phase of its stock offering on July 25, 2006 and capitalized the Bank on that date. The Bank opened for business on July 26, 2006 in a modular facility at the site of its future branch at 4145 W. Maple in Bloomfield Township. The modular facility served as the Bank’s temporary main office until leasehold improvements at the permanent main office facility at 33583 Woodward Avenue in Birmingham were completed and the office opened for business at the end of August 2006. Remodeling then commenced at the Bloomfield facility. The Bloomfield branch office opened for business in its permanent facility on February 20, 2007. The Bank serves businesses and consumers across Oakland and Macomb counties with a full range of lending, deposit, and Internet banking services.
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
FINANCIAL OVERVIEW
At September 30, 2008, the Corporation’s total assets were $64.6 million, an increase of $17.3 million or 36.7% from December 31, 2007. Cash and cash equivalents decreased by $2.7 million or 52.9%. Investment securities available-for-sale increased $1.7 million or 66.3% from December 31, 2007 to September 30, 2008. Loans, net of the allowance for loan losses, increased by $18.6 million or 51.0% from December 31, 2007 to September 30, 2008. Total deposits increased by $18.5 million or 51.1% from December 31, 2007 to September 30, 2008. Basic loss per share for the three and nine months ended September 30, 2008 were $(0.13) per share and $(0.70) per share, respectively. Basic loss per share for the three and nine months ended September 30, 2007 were $(0.37) per share and $(1.14) per share, respectively. Diluted loss per share for the three and nine months ended September 30, 2008 were $(0.13) per share and $(0.70) per share, respectively. Diluted loss per share for the three and nine months ended September 30, 2007 were $(0.37) per share and $(1.14) per share, respectively.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents decreased $2.7 million or 52.9% to $2.4 million at September 30, 2008, down from $5.1 million at December 31, 2007. Federal funds sold decreased $2.9 million or 74.2% to $1.0 million at September 30, 2008. The decrease in Federal funds sold is due to investment of excess liquidity in higher yielding U.S. Government agency securities.
Investments
Total investment securities available-for-sale increased $1.7 million or 66.3% to $4.3 million at September 30, 2008, compared to $2.6 million at December 31, 2007. The increase in investment securities is primarily attributable to a $3.0 million investment in certain U.S. Government agency securities in the third quarter of 2008. This investment was partially offset by repayments on mortgage backed securities and the sale of a mortgage backed security during the quarter. The Corporation had no held-to-maturity securities as of September 30, 2008 or December 31, 2007.
Loans
During the first nine months of 2008, loans, net of the allowance for loan losses, increased $18.6 million or 51.0%, to $55.2 million at September 30, 2008, up from $36.5 million at December 31, 2007. The largest single category increase within loans, as noted in Note 4 to the financial statements, was commercial real estate which increased by $8.0 million. These loans are for the most part owner occupied properties. Equity lines of credit increased $1.9 million or 22.0% to $10.6 million at September 30, 2008. This increase is due to increased usage on existing lines. Real estate mortgages on multifamily properties increased approximately $5.7 million or 307.2% to $7.6 million at September 30, 2008. The increase is due to new loan production. Construction loans increased approximately $1.6 million or 67.8% to $3.9 million at September 30, 2008.
Credit Quality
The allowance for loan losses was $700,000 or 1.25% of loans at September 30, 2008. In the third quarter 2008, the Corporation had two charge-offs totaling approximately $198,000. In the second quarter of 2008, the Corporation recovered approximately $84,000 on a loan charged-off in 2007. There were no loan charge-offs during the three and nine month periods ended September 30, 2007. The Corporation had no nonperforming loans,

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
which consist of nonaccruing loans and loans past due 90 days or more and still accruing interest, at September 30, 2008 or December 31, 2007.
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
Premises and Equipment
Premises and equipment were $2.3 million and $2.5 million at September 30, 2008 and December 31, 2007, respectively. The Corporation has no plans for significant additions over the next twelve months.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits
Total deposits were $54.8 million as September 30, 2008, an increase of $18.5 million over December 31, 2007. In the deposit categories, noninterest bearing DDA deposits were $6.1 million, which were made up primarily of business accounts. NOW accounts were $6.7 million at September 30, 2008, while Money Market accounts were $12.2 million at the current quarter end. Certificates of deposit were $28.7 million at September 30, 2008. Of this amount $13.5 million was in certificates greater than $100,000.

	As of September 30,
	2008
(000’s omitted)	Balance	Percentage
Noninterest bearing demand	$6,058	11.1%
NOW accounts	6,710	12.2
Money market	12,190	22.2
Savings	1,129	2.1
Time deposits under $100,000	15,241	27.8
Time deposits over $100,000	13,471	24.6

Total deposits	$54,799	100.0%

RESULTS OF OPERATIONS
Net Interest Income
Net interest income for the three months ended September 30, 2008 and 2007 was $532,000 and $381,000, respectively. Interest income on loans was $818,000 and $471,000 for the three months ended September 30, 2008 and 2007, respectively. The growth in interest income on loans was driven by continued growth in the loan portfolio, which was partially offset by a decrease in yield, with decreases in the prime lending rate. Deposit interest expense of $352,000 and $330,000 for the three month periods ended September 30, 2008 and 2007, respectively, increased due to the growth in NOW accounts, money markets and certificates of deposit.
Net interest income for the nine months ended September 30, 2008 and 2007 was $1.4 million and $0.9 million, respectively. Interest income on loans was $2.2 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively. As indicated above, the growth in interest income on loans was primarily driven by continued growth in the loan portfolio. Growth in interest bearing deposit balances resulted in increased levels of deposit interest expense. Interest expense was $1.0 million and $0.8 million for the nine month periods ended September 30, 2008 and 2007, respectively.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following tables show the Corporation’s consolidated average balances of assets, liabilities, and equity. The tables also detail the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability and the net interest margin for the three and nine month periods ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	(000’s)	Paid	Rate	(000’s)	Paid	Rate
Interest-earning assets
Loans	$53,000	$817,556	6.17%	$25,079	$470,794	7.51%
Securities	3,893	42,176	4.33%	4,321	60,895	5.64%
Federal funds sold	4,791	23,711	1.98%	13,983	179,689	5.14%

Total interest-earning assets	61,684	883,443	5.73%	43,383	711,378	6.56%

Cash and due from banks	1,329			1,888
All other assets	1,958			2,517

Total assets	$64,971			$47,788

Interest-bearing liabilities
NOW accounts	$7,615	32,950	1.73%	$8,354	83,889	4.02%
Money market	11,848	60,999	2.06%	12,561	132,420	4.22%
Savings	781	3,546	1.82%	288	1,212	1.68%
Time deposits	28,372	254,294	3.59%	8,656	112,583	5.20%

Total interest-bearing liabilities	48,616	351,789	2.89%	29,859	330,104	4.42%

Demand deposits	6,486			5,306
All other liabilities	291			250

Total liabilities	55,393			35,415
Shareholders’ equity	9,578			12,373

Total liabilities and shareholders’ equity	$64,971			$47,788

Net interest income		$531,654			$381,274

Interest rate spread (1)			2.84%			2.14%

Net interest margin (2)			3.45%			3.52%

Ratio of interest-earning assets to interest-bearing liabilities	1.27			1.45

(1)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities

(2)	Net interest margin is the net interest income divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	(000’s)	Paid	Rate	(000’s)	Paid	Rate
Interest-earning assets
Loans	$46,756	$2,196,208	6.26%	$19,296	$1,068,700	7.38%
Securities	2,616	97,811	4.99%	1,693	69,793	5.50%
Federal funds sold	6,386	113,841	2.38%	14,105	553,001	5.23%

Total interest-earning assets	55,758	2,407,860	5.76%	35,094	1,691,494	6.43%

Cash and due from banks	1,277			1,403
All other assets	2,050			2,605

Total assets	$59,085			$39,102

Interest-bearing liabilities
NOW accounts	$8,109	124,318	2.04%	$5,764	175,314	4.06%
Money market	11,797	202,547	2.29%	8,925	312,649	4.67%
Savings	501	6,377	1.70%	210	2,374	1.51%
Time deposits	22,409	671,975	4.00%	7,311	283,874	5.18%

Total interest-bearing liabilities	42,816	1,005,217	3.13%	22,210	774,211	4.65%

Demand deposits	5,927			3,731
All other liabilities	273			163

Total liabilities	49,016			26,104
Shareholders’ equity	10,069			12,998

Total liabilities and shareholders’ equity	$59,085			$39,102

Net interest income		$1,402,643			$917,283

Interest rate spread (1)			2.63%			1.78%

Net interest margin (2)			3.35%			3.49%

Ratio of interest-earning assets to interest-bearing liabilities	1.30			1.58

(1)	Interest rate spread is the difference between rates of interest-earning assets and rates of interest paid on interest-bearing liabilities

(2)	Net interest margin is the net interest income divided by average interest-earning assets.
The yield on interest-earning assets decreased for the quarter ended September 30, 2008 to 5.73% from 6.56% as compared to the same period in the prior year. Much of the decrease was due to decreases in the yield in the loan portfolio with the prime rate changes within the last several months, as well as throughout the year. The yield on loans receivable decreased to 6.17% for the three months ended September 30, 2008 from 7.51% for the same period in 2007. The Corporation’s interest rate spread increased for the three months ended September 30, 2008 to 2.84% from 2.14% for the same period in 2007. The Corporation has benefited from an improvement in the spread on interest rates as reductions in the cost of deposits outpaced the reduction in loan yields. In the prior year, deposit rates were higher due to the competitive market as well as promotional rates offered to attract and build the customer base. Net interest margin decreased to 3.45% for the three months ended September 30, 2008 down from 3.52% for the same period in 2007.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The yield on interest-earning assets decreased for the nine month period ended September 30, 2008 to 5.76% from 6.43% as compared to the same period in the prior year. The yield on loans receivable decreased to 6.26% for the nine months ended September 30, 2008, down from 7.38% for the same period in 2007. As indicated above, these decreases relate directly to decreases in the prime lending rate throughout the year. The Corporation’s interest rate spread increased for the nine months ended September 30, 2008 to 2.63%, up from 1.78% for the same period in 2007. Net interest margin decreased to 3.35% for the nine months ended September 30, 2008, down from 3.49% for the same period in 2007.
Provision for Loans Losses
The Corporation had a provision for loan losses for the three months ended September 30, 2008 of $109,146 compared to a provision for loan losses of $155,000 for the three months ended September 30, 2007. In the third quarter 2008, the Corporation charged off two loans totaling approximately $198,000, of which $173,000 had been specifically reserved for in the second quarter of 2008.
The provision for loan losses was $253,811 and $275,000 for the nine months ended September 30, 2008 and 2007, respectively. As discussed above, the Corporation charged off two loans totaling approximately $198,000 in the third quarter of 2008, which was partially offset by the sizable recovery received on a loan that had been charged off in late 2007. The Corporation had no non-performing loans as of September 30, 2008 and 2007. See also “Credit Quality” discussed previously.
Non-Interest Income
Non-interest income was $35,000 and $28,000 for the three months ended September 30, 2008 and 2007, respectively. Loan fees and charges decreased to approximately $3,200 for the quarter ended September 30, 2008 compared to $8,700 for the same period in 2007. This decrease is primarily due to a decrease in mortgage loan activity, which in turn has decreased income earned on mortgage loans originated for third parties. Deposit fees and charges increased to approximately $15,500 for the three months ended September 30, 2008, up from approximately $12,800 for the same period in 2007. This increase is due to increased levels of deposits. Other income increased to approximately $16,200 for the quarter ended September 30, 2008, up from approximately $6,600 for the same period in 2007. This increase is due to a gain recognized on the sale of a mortgage backed security.
Non-interest income was $96,500 and $94,500 for the nine months ended September 30, 2008 and 2007, respectively. Loan fees and charges decreased to approximately $15,000 for the first nine months of 2008 compared to $54,800 for the same period in 2007. As indicated above, this decrease is due to a decrease in mortgage loan activity, which in turn has decreased income earned on mortgage loans originated for third parties. Deposit fees and charges increased to approximately $53,300 for the nine months ended September 30, 2008, up from approximately $33,900 for the same period in 2007. This increase is due to increased levels of deposits. Other income increased to approximately $28,100 for the nine months ended September 30, 2008, up from approximately $5,700 for the same period in 2007. This increase is due primarily to gains recognized for calls/sales/maturities on certain investment securities in 2008 totaling approximately $19,300.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-Interest Expense
Non-interest expense for the three months ended September 30, 2008 and 2007 was $692,000 and $916,500, respectively. Salaries and benefits continued to be the largest component of non-interest expense. Salaries and benefits decreased $148,400, or 33.0%, to $301,800 for the quarter ended September 30, 2008, down from $450,200 for the same period of 2007. In the first quarter of 2008, management of the Corporation continued to examine the business trends to date and reduced staffing in several areas accordingly. In the current quarter, the Corporation continued to experience the reduced costs associated with these staff reductions, compared to the same period in 2007. Occupancy expenses decreased to $198,200 for the quarter ended September 30, 2008, down from $205,700 for the same period of 2007. In the third quarter of 2007, in recognition of its substantial investment in leasehold improvements in the main office, the Corporation exercised its option for an additional 10 year lease period on the main office. The exercise will have the benefit of reducing depreciation going forward by approximately $5,000 per month or $60,000 annually. In the third quarter 2008, the Corporation recognized a benefit for FAS 123R share based payments reflective of forfeitures of options for non-vested terminated employees. Data processing expenses were $48,000 for the three month period ended September 30, 2008 compared to $41,000 for the same period in 2007. The increase is due to increased levels of volume in the current period compared to the same period in the prior year. Advertising expenses were $10,100 for the three months ended September 30, 2008, down approximately $24,000 as compared to the same period in 2007. Professional fees were $66,000 for the three months ended September 30, 2008 compared to $57,700 for the same period in 2007. Increases in professional fees are due in large part to increases in legal and audit expenses which are a result of increased loan activity and complexity in the operations of the Corporation. Other expenses decreased to $83,700 for the three months ended September 30, 2008 compared to $90,300 for the same period in 2007. This decrease is related in part to the decline in mortgage loan activity with a corresponding decrease in related expenses. The Corporation also experienced a decrease in insurance related expenses, which was offset by increased regulatory assessment costs.
Non-interest expense for the nine months ended September 30, 2008 and 2007 was $2.5 million and $2.8 million, respectively. Salaries and benefits decreased approximately $183,000, or 13.6%, to $1.16 million for the nine months ended September 30, 2008, down from $1.34 million for the same period of 2007. In the first quarter of 2008, management of the Corporation continued to examine the business trends to date and reduced staffing in several areas accordingly. Severance costs totaling approximately $134,000 were included in the salaries and benefits costs in the first quarter of 2008. After consideration of the severance costs in the first quarter of 2008, the Corporation began to see the benefit of reduced compensation costs in the second and third quarters of 2008. Occupancy expenses decreased to $616,000 for the nine months ended September 30, 2008, down from $663,000 the same period of 2007. This decrease is due primarily to lower levels of depreciation discussed above. Data processing expenses were $135,000 for the nine month period ended September 30, 2008 compared to $134,000 for the same period in 2007. The Corporation incurred expenses relating to initial ATM deployments in the first quarter of 2007, and no such costs were incurred in the current year. These increased costs related to 2007 were offset by increases in volume in the current year which is the basis for most of the data processing costs and therefore increased costs. Advertising expenses were $70,000 for the nine months ended September 30, 2008, down approximately $94,700 as compared to the same period in 2007. In 2007, the Corporation incurred higher levels of advertising and promotional costs aimed at increasing name recognition in the Corporation’s principal markets and growth in both loan and deposit portfolios. Professional fees were $225,700 for the nine months ended September 30, 2008 compared to $183,100 for the same period in 2007. As indicated above, audit and legal costs have increased with increased loan activity and complexity of the Corporation. Other expenses increased to $273,400 for the nine months ended September 30, 2008 compared to $244,300 for the same period in 2007. This increase is due in large part to regulatory assessments, correspondent bank costs and expenses associated with the Michigan Business Tax incurred in the current year.
Income Taxes
No income tax expense or benefit was recognized during the three and nine month periods ended September 30, 2008 or 2007 due to the tax loss carryforward position of the Corporation. An income tax benefit may be booked in

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
future periods when the Corporation begins to turn a profit and management believes that profitability will be expected for the foreseeable future beyond that point.
LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT
The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests, providing for liability outflows, and managing interest rate margins require continuous analysis to attempt to match the maturities and repricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have sufficient funds available to meet our future commitments. As of September 30, 2008, unused commitments totaled $11.5 million. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown that only a small portion of the unused commitments will normally be drawn upon. Additionally, the Corporation had $110,000 in a commercial letter of credit. Substantially all of the Bank’s time deposits of $28.7 million mature within the next twelve months from September 30, 2008.
The largest uses and sources of cash and cash equivalents for the Corporation for the nine months ended September 30, 2008, as noted in the Consolidated Statement of Cash Flows, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The uses of cash in investing activities were largely due to the increase in loans of $18.9 million and purchases of investment securities totaling $3.0 million. Offsetting the uses of cash in investing activities, was the cash provided from financing activities which included net increases in deposits of $18.5 million. Total cash and cash equivalents at the end of September 30, 2008 was $2.4 million, which was a decrease of $2.7 million from $5.1 million at December 31, 2007.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of September 30, 2008. Note 7 to the financial statements is hereby incorporated by reference. At September 30, 2008, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size. The Corporation does anticipate that it will require $1.0 to $4.0 million in additional equity during the next 36 months of operations in order to continue to grow while meeting regulatory capital requirements. Management is exploring the capital markets with the aid of consultants to determine how and when it may raise the equity.
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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Off-Balance Sheet Arrangements
As of September 30, 2008, unused commitments totaled $11.5 million. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown that only a small portion of the unused commitments will normally be drawn upon. Additionally, the Corporation had $110,000 in a commercial letter of credit.
Other Developments
Participation in the Treasury Capital Purchase Program
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U. S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008, and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Corporation is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 4T. CONTROLS AND PROCEDURES
As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s chief executive officer and acting chief financial officer concluded that, as of September 30, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in the Corporation’s internal controls over financial reporting during the period ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: November 13, 2008	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: November 13, 2008	By:	/s/ Robert E. Farr
Robert E. Farr
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350