Form 10-K
period 2008-12-31
Birmingham Bloomfield Bancshares
filed 2009-03-31
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $4,050,000.
As of March 20, 2009, 1,800,000 shares of the common stock of the registrant were issued or outstanding.

Documents Incorporated by Reference:
Parts I and II — Portions of the Shareholder Report of the issuer for the year ended December 31, 2008.
Part III — Portions of the Proxy Statement of the issuer for its May 18, 2009 Annual Meeting.

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
          Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: expected cost savings and synergies from our acquisition activities might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; expenses associated with the implementation of our trust and wealth management services might be greater than expected, whether due to a possible need to hire more employees than anticipated or other costs incurred in excess of budgeted amounts; the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions; interest rate movements and their impact on customer behavior and net interest margin; the impact of re-pricing and competitor’s pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers’ needs and development in the market place; our ability to access cost-effective funding; changes in financial markets; changes in economic conditions in general and particularly as related to the automotive and related industries in the Detroit metropolitan area; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; changes in accounting principles, policies or guidelines; and our future acquisitions of other depository institutions or lines of business.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
PART I
ITEM 1. Business
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
          On April 8, 2005, the organizers of the Bank filed an application with the Michigan Office of Financial and Insurance Regulation (OFIR — previously known as the Michigan Office of Financial and Insurance Services or OFIS) to organize the Bank as a state bank and with the Federal Deposit Insurance Corporation (FDIC) for federal deposit insurance. The Bank received the regulatory approvals of the OFIR on October 21, 2005 and the FDIC on November 9, 2005. These regulatory approvals were subject to certain conditions that the Bank must satisfy before receiving a license to commence banking operations, including: (1) capitalizing the Bank with at least $12.05 million, and (2) implementing appropriate banking policies and procedures.
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
Philosophy and strategy
          Bank of Birmingham operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors.
          To carry out this philosophy, the Bank’s business strategy involves the following:
•	Capitalizing on the diverse community involvement, professional expertise and personal and business contacts of our directors, organizers and executive officers;

•	Hiring and retaining experienced and qualified banking personnel;

•	Providing individualized attention with consistent, local decision-making authority;

•	Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

•	Operating from highly visible and accessible banking offices in close proximity to a concentration of targeted commercial businesses and professionals;

•	Attracting its customer base by offering competitive interest rates on deposit accounts.

               Market opportunities
          Primary service areas. Bank of Birmingham’s primary service area is Oakland County. The Bank serves this market from two locations. Its main office is at 33583 Woodward Avenue, Birmingham, Michigan, and its full-service branch office at 4145 West Maple, Bloomfield Township, Michigan.
          We believe that Bank of Birmingham will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service areas. Compared with other economically less fortunate areas of the state, Oakland County has a stable economy and population and is one of the most affluent counties in the country. From a wealth accumulation standpoint, the bank’s specific target market compares favorably with any affluent area in the country. This situation continues to create opportunities for new businesses, including financial service providers such as the Bank, who wish to serve this affluent and distinct market albeit at a slower pace than in the recent past.
          Local economy. As a community bank, Bank of Birmingham is designed to serve the needs of the residents, small to medium-sized businesses and professionals within this county. In general, economic conditions have worsened for banks in general and particularly in Michigan as the U.S. economic picture has moved towards recession. Michigan and the Detroit area in particular have been hit fairly hard. Michigan has one of the highest foreclosure rates and unemployment rates in the country. While Oakland county is not immune to these issues, the demographics of the Birmingham Bloomfield area somewhat lessen the impact as the residents of the area tend to be more business owners and professionals.
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
          According to data compiled by the United States Census and ESRI Business Information Systems, personal and family income figures in the Bank’s proposed primary service areas grew steadily from 2001-2006 and have remained stable following that five year growth period. Our target area, which while not being as economically challenged as the overall metropolitan area, is still experiencing downward pressure. Residents are increasingly more educated and more diversified in business and professional skills, but are finding employment opportunities increasingly limited. The current economic environment has provided challenges and opportunities. We believe there is a still opportunity for a new commercial bank to attract customers by providing specialized service for their unique banking needs.
          Competition. The market for financial services is rapidly changing and intensely competitive and is likely to become more competitive as the number and types of market entrants increase. The Bank of Birmingham competes in both lending and attracting funds with other commercial banks, savings and loan associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions, including retail stores, that may offer more favorable financing alternatives than the bank.
          According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2008, financial institutions in Oakland County, where the main office is located, held approximately $38.8 billion in total deposits. A significant portion of the deposits held in financial institutions in our primary banking market are attributable to branch offices of out-of-state banks. We believe that banks headquartered outside of our primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers. Through our local ownership and management, we believe that Bank of Birmingham is uniquely situated to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs. We believe that the Bank can compete effectively with larger and more established banks through an active business development plan and by offering local access, competitive products and services and more responsive customer service.

Business strategy
          Management philosophy. Bank of Birmingham is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. Its primary focus is on local businesses, professionals and individuals to whom quality banking service is a critical, but lacking, element in their current banking relationships. We believe that this philosophy, encompassing the service aspects of community banking, distinguishes the bank from its competitors. To this end, the Bank has endeavored to hire the most qualified and experienced people in the market who share the Bank’s commitment to customer service. We believe there is an opportunity for a locally-owned and locally-managed community bank to acquire a significant market share by offering an alternative to the less personal service offered by many larger banks. Accordingly, the Bank has implemented the following operating and growth strategies.
          Operating strategy. In order to achieve the level of prompt, responsive service that we believe is necessary to attract customers and to develop the bank’s image as a local bank with a community focus, the Bank of Birmingham will employ the following operating strategies:
•	Experienced senior management. The Bank’s senior management possesses extensive experience in banking industry, as well as substantial business and banking contacts in our primary service areas.

•	Quality employees. Bank of Birmingham will strive to hire highly trained and seasoned staff.

•	Community-oriented board of directors. All of the Bank’s directors are either experienced bankers or local business and community leaders. Most have significant business ties to the Bank’s primary service areas, enabling them to be sensitive and responsive to the needs of the community. Additionally, the board of directors represents a wide variety of business experience and community involvement.

•	Highly visible sites. The main office is highly visible and located in close proximity to major traffic arteries. The main office is located at 33583 Woodward Avenue, Birmingham, Michigan in an area that provides easy access to potential banking customers traveling in the Birmingham area. The Bank also operates another full-service banking office at 4145 West Maple, Bloomfield Township, Michigan, to serve the expanding Bloomfield area. We believe that these sites give the Bank a highly visible presence in a market that is dominated by branch offices of Banks headquartered out of the area. We believe this enhances the Bank’s image as a strong competitor.

•	Individual customer focus. Bank of Birmingham focuses on providing individual service and attention to our target customers, which include local businesses, professionals and individuals. The Bank’s products and services are delivered personally though two full-service offices and supported by effective technical and non-technical service delivery systems. Clients will enjoy the convenience of on-site visits by the Bank’s business relationship managers, a courier service for non-cash deposits and business consultation services.

•	Financial and information center. Bank of Birmingham serves as a financial and information center for the community, and will assemble and sponsor professionals to conduct seminars and workshops on a variety of subjects of interest to assist members of our community in developing or enhancing their personal and professional effectiveness.

          Growth strategies. Because we believe that the growth and expansion of the Bank’s operations will be significant factors in our success, Bank of Birmingham has implemented the following growth strategies:
•	Capitalize on community orientation. We are capitalizing on the Bank’s position as an independent, locally-owned community bank to attract individuals, professionals and local business customers that may be underserved by larger banking institutions in our market area.

•	Emphasize local decision-making. The Bank emphasizes local decision-making by experienced bankers. This will help the Bank attract local businesses and service-minded customers.

•	Attract experienced lending officers. Bank of Birmingham has hired experienced, well-trained lending officers capable of soliciting loan business immediately.

•	Offer fee-generating products and services. The Bank’s range of services, pricing strategies, interest rates paid and charged and hours of operation are structured to attract its target customers and increase its market share. Bank of Birmingham strives to offer the small business person, professional, entrepreneur and consumer the best loan services available while charging competitively for these services and utilizing technology and strategic outsourcing to increase fee revenues.
Lending services
          Lending policy. The Bank offers a full range of lending products, including commercial loans to small-to medium-sized businesses, professionals, and consumer loans to individuals. The Bank understands that it competes for these loans with competitors who are well established in its primary market area and have greater resources and lending limits. As a result, Bank of Birmingham has initially had to offer more flexible pricing and terms to attract borrowers. We feel a quick response to credit requests provides the Bank a competitive advantage.
          The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Bank’s loan committee will determine whether to approve the loan request.
          Lending limits. The Bank’s lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:
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
          Real estate loans. Bank of Birmingham offers commercial real estate loans, construction and development loans and residential real estate loans. The following is a description of each of the major categories of real estate loans that the Bank expects to make and the anticipated risks associated with each class of loan.

•	Commercial real estate. Commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable. The Bank generally will require personal guarantees from the principal owners of the property supported by a review by Bank management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank will limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•	Construction and development loans. Bank of Birmingham will consider making owner-occupied construction loans with a pre-approved take-out loan. The Bank will also consider construction and development loans on a pre-sold basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards. Speculative loans will be based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•	Residential real estate. The Bank’s residential real estate loans will consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. The Bank expects that any long-term fixed rate mortgages will be underwritten for resale to the secondary market. It will offer primarily adjustable rate mortgages. The majority of fixed rate loans will be sold in the secondary mortgage market. All loans will be made in accordance with our appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance.

•	Commercial loans. Bank of Birmingham expects that loans for commercial purposes in various lines of businesses will be one of the larger components of the bank’s loan portfolio. The target commercial loan market will be small- to medium-sized businesses and the business professional market. The terms of these loans will vary by purpose and by type of underlying collateral. The commercial loans will primarily be underwritten on the basis of the borrower’s ability to service the loan from income. The Bank will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.
          Consumer loans. Bank of Birmingham makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. The amortization of second mortgages will generally not exceed 15 years. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan will generally be amortized over the useful life of the asset. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. We expect that the principal competitors for consumer loans will be the established banks and finance companies in the Bank’s market.

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
Asset and liability management
          The asset-liability management committee oversees the Bank’s assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written loan and investment policies that the Bank has adopted. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.
Deposit services
          Bank of Birmingham has established a broad base of core deposits, including savings accounts, checking accounts, money market accounts, NOW accounts, a variety of certificates of deposit and individual retirement accounts. In addition, the Bank has implemented a marketing program in its primary service areas and will feature a broad product line and competitive rates and services. The primary sources of deposits will be residents of, and businesses and their employees located in, the Bank’s primary service areas. Bank of Birmingham obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.
Other banking services
          Other banking services include cashier’s checks, travelers’ checks, and direct deposit of payroll and Social Security checks, night depository, bank-by-mail, Internet banking, automated teller machine cards and debit cards. The Bank is associated with nationwide networks of automated teller machines that its customers can use throughout Michigan and the country. The Bank offers credit card and merchant card services through a correspondent as an agent for the Bank. It also may offer expanded financial services, such as insurance, financial planning, investment and trust services; in each case, if offered, we would expect initially that the Bank would do so through strategic partners. The Bank does not currently exercise trust powers and may choose to do so in the future with prior regulatory approval.
Employees
          The Bank’s success depends, in part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank of Birmingham operates with eighteen full-time equivalent employees.

SUPERVISION AND REGULATION
General
          The growth and earnings performance of the Corporation and the Bank can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Michigan Office of Financial and Insurance Regulation (the “OFIR”), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
          Federal and state laws and regulations generally applicable to financial institutions, such as the Corporation and the Bank, regulate, among other things, the scope of business, investments, and reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Corporation and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.
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
          The BHCA limits the activities of a bank holding company that has not qualified as a financial holding company to banking and the management of banking organizations, and to certain non-banking activities that are deemed to be so closely related to banking or managing or controlling banks as to be a proper incident to those activities. Such non-banking activities include, among other things: operating a mortgage company, finance company, credit card company or factoring company;

performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; and providing securities brokerage services for customers.
          In November 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. Under the GLB Act, a bank holding company whose subsidiary depository institutions all are well-capitalized and well-managed and who have Community Reinvestment Act ratings of at least “satisfactory” may elect to become a financial holding company. A financial holding company is permitted to engage in a broader range of activities than are permitted to bank holding companies.
          Those expanded activities include any activity which the Federal Reserve (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. The Corporation has not elected to be treated as a financial holding company.
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
          Pursuant to its Small Bank Holding Company Policy, the Federal Reserve exempts certain bank holding companies from the capital requirements discussed above. The exemption applies only to bank holding companies with less than $500 million in consolidated assets that: (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Corporation qualifies for this exemption and, thus, is required to meet applicable capital standards on a bank-only basis. However, bank holding companies with assets of less than $500 million are subject to various restrictions on debt including requirements that debt is retired within 25 years of being incurred, that the debt to equity ratio is .30 to 1 within 12 years of the incurrence of debt and that dividends generally cannot be paid if the debt to equity ratio exceeds 1 to 1.
          Recent Developments. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to EESA, the U.S. Department of the Treasury (the “Treasury”) has the authority to among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to its authority under EESA, the Treasury created the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”) under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies. Initially this program was designed to aid in the relief of troubled assets, but it has since been expanded to help financially sound holding companies and depository institutions to expand their loan portfolios and loosen tight credit markets.

Birmingham Bloomfield Bancshares, Inc. applied for and has received preliminary approval from the U.S. Treasury for $1.635 million under these expanded provisions. If the Corporation’s management accepts the terms and conditions of the CPP and makes the determination that it is in the Corporation’s best interest to participate, the Corporation will be subject to: (1) certain CPP imposed restrictions including, but not limited to, limitations on the payment of any future dividends; and (2) certain restrictions in the American Recovery and Reinvestment Act of 2009, enacted on February 17, 2009, including, but not limited to limitations on executive compensation.
The Bank
          General. The Bank is a Michigan state-chartered bank, the deposit accounts of which are insured by the FDIC. As a state-chartered non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OFIR, as the chartering authority for state banks, and the FDIC, as administrator of the deposit insurance fund, and to the statutes and regulations administered by the OFIR and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the OFIR and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.
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
          Branching. Michigan chartered banks, such as the Bank, have the authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, subject to the receipt of all required regulatory approvals.
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
          Enforcement. The OFIR and FDIC each have enforcement authority with respect to the Bank. The Commissioner of the OFIR has the authority to issue cease and desist orders to address unsafe and unsound practices and actual or imminent violations of law and to remove from office bank directors and officers who engage in unsafe and unsound banking practices and who violate applicable laws, orders, or rules. The Commissioner of the OFIR also has authority in certain cases to take steps for the appointment of a receiver or conservator of a bank.
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
          Assessments and Fees. The Bank pays a supervisory fee to the OFIR of not less than $4,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations. The Bank also pays a quarterly assessment to the Federal Deposit Insurance Corporation (FDIC) for deposit insurance. The FDIC also has the power to implement across the industry special assessments under a proposed interim rule.
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
          Qualifying capital consists of two types of capital components: “core capital elements” (or Tier 1 capital) and “supplementary capital elements” (or Tier 2 capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and certain other intangible assets. Core capital elements consist of (i) common shareholders’ equity, (ii) noncumulative perpetual preferred stock (subject to certain limitations), and (iii) minority interests in the equity capital accounts of consolidated subsidiaries. Tier 2 capital consists of (i) allowance for loan and lease losses (subject to certain limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; (iv) term subordinated debt and intermediate term preferred stock (subject to limitations); and (v) net unrealized holding gains on equity securities.
          Under current capital adequacy standards, the Bank must meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital. The Bank must also meet a leverage capital requirement. In general, the minimum leverage capital requirement is not less than 3% Tier 1 capital to total assets if the bank has the highest regulatory rating and is not anticipating or experiencing any significant growth. All other banks should have a minimum leverage capital ratio of not less than 4%.
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
          Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. Deposit accounts are generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, EESA raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increase is effective on a temporary basis until December 31, 2009. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that created a new system of risk-based assessments. Under the regulations there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which was previously set at 1.25% of insured deposits. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.
          As of September 30, 2008, the reserve ratio of the deposit insurance fund fell to 0.76%. On October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (effective February 27, 2009 the FDIC extended this time to seven years) and proposed rules increasing the assessment rate for deposit insurance and making adjustments to the assessment system. On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment ranged between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between 12 and 14 basis points and the lowest rated institutions, those in Risk Category IV, will pay premiums of 50 basis points. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. Beginning April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate will be between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate will be 45 basis points. The final rule modifies the means to determine a Risk Category I institution’s initial base assessment rate. It also provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate will be between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate will be between 40 and 77.5 basis points.
          On February 27, 2009, the FDIC also adopted an interim rule, with a request for comments, which imposes an emergency special assessment of up to 20 basis points of an institution’s assessment base on June 30, 2009, which will be collected on September 30, 2009. This interim rule also provides for possible additional special assessments of up to 10 basis points at the end of any calendar quarter whenever the FDIC estimates that the deposit insurance fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative.
          On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee will expire on December 31, 2009. Participating institutions will be assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage. On March 17, 2009, the FDIC approved the most recent in a series of interim rules to amend the Debt Guarantee including, but not limited to, extending the time period for the issuance of FDIC guaranteed debt from June 30, 2009 to October 31, 2009.

          Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. The Bank did not opt out of the Transaction Account Guarantee portion of the TLGP. The Corporation and the Bank did not opt out of the Debt Guarantee program.
          Payment of Dividends by the Bank. There are state and federal requirements limiting the amount of dividends which the Bank may pay. Generally, a bank’s payment of cash dividends must be consistent with its capital needs, asset quality, and overall financial condition. Due to FDIC requirements, it is expected that the Bank will not be permitted to make dividend payments to the Corporation during the first three (3) years of the Bank’s operations. Additionally, OFIR and the FDIC have the authority to prohibit the Bank from engaging in any business practice (including the payment of dividends) which they consider to be unsafe or unsound.
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
          Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:
•	for transaction accounts totaling $10.3 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $10.3 million up to and including $44.4 million, a reserve of 3%; and for transaction accounts totaling in excess of $44.4 million, a reserve requirement of $1.023 million plus 10% of that portion of the total transaction accounts greater than $44.4 million.
          The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.

ITEM 1A. Risk Factors.
          This item is not required for smaller reporting companies.
ITEM 1B. Unresolved Staff Comments.
          Not applicable.
ITEM 2. Properties.
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
          The Bank has also leased and operates from a branch office at 4145 West Maple, in Bloomfield Township, Michigan, which is approximately 5 miles west of the main office. The branch office is in a 2,815 square-foot building. The branch facility is located on Maple Road, just west of Telegraph Road and adjacent to a busy shopping plaza. Telegraph Road is a heavily traveled, eight-lane boulevard style state highway, and Maple Road is a well-traveled, five-lane roadway. The branch facility has a convenient separate entrance, has dedicated parking, and has signage located on the upper, most visible part of the building as well as a drive-in facility. After operating in a temporary modular facility during remodeling, the building opened for business in February 2007. We believe the branch location gives us access to both retail and commercial customers.
          The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-K. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. Management believes that these facilities will be adequate to meet the initial needs of the Corporation and Bank and that the properties will be adequately covered by insurance.
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
ITEM 4. Submission of Matters to a Vote of Security Holders.
          None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          The information shown under the caption “Stock Information” on page 48 of the Shareholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.
          The following table sets forth the quarterly high and low market information from 2008 and 2007, based upon bid information. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

		Market		Dividends
		Information		paid per
Year	Quarter	High	Low	share
2007	First	$10.25	$9.00	—
	Second	$9.00	$8.00	—
	Third	$8.25	$5.75	—
	Fourth	$8.00	$4.50	—

2008	First	$5.50	$3.50	—
	Second	$5.30	$2.25	—
	Third	$3.00	$1.50	—
	Fourth	$4.00	$2.00	—
Dividends
          Because, as a holding company, the Corporation conducts no material activities other than holding the common stock of the Bank, its ability to pay dividends depends on the receipt of dividends from the Bank. Initially, the Corporation expects that the Bank will retain all of its earnings to support its operations and to expand its business. Additionally, the Corporation and the Bank are subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need to retain and build capital, neither the Corporation nor the Bank plans to pay dividends until the Bank becomes profitable and recovers any losses incurred during its initial operations. The payment of future dividends and the dividend policies of the Corporation and the Bank will depend on the earnings, capital requirements and financial condition of the Corporation and the Bank, as well as other factors that its respective boards of directors consider relevant.
          The performance graph required by Item 201(e) of Regulation S-K is not applicable to smaller reporting companies.
Recent Sales of Unregistered Securities
          None.

ITEM 6. Selected Financial Data
          The information under the caption “SELECTED FINANCIAL INFORMATION” of the Corporation’s 2008 Shareholder Report is incorporated herein by reference to Exhibit 13.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 28 to 47 of the Shareholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
          The information required by the item number is not applicable to smaller reporting companies.
ITEM 8. Financial Statements and Supplemental Data.
          The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Changes in Shareholders’ Equity (Deficit),” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages 1 through 27 of the Shareholder Report filed as Exhibit 13 to this Form 10-K, as well as the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC, dated March 20, 2009, included in the Shareholder Report, are incorporated herein by reference.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
ITEM 9A (T). Controls and Procedures.
          Disclosure Controls and Procedures — As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2008, the Corporation carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).
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
          Birmingham Bloomfield Bancshares, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting is effective, based on those criteria.
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
          Changes in Internal Controls — There were no changes in the Corporation’s internal controls over financial reporting during the quarter ended December 31, 2008 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.
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
ITEM 9B. Other Information
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
ITEM 10. Directors, Executive Officers and Corporate Governance.
          The information with respect to directors and executive officers of the Corporation, set forth under the captions “Election of Directors” and “Backgrounds of our Other Executive Officers” in the Proxy Statement is incorporated herein by reference.
          The Board of Directors of the Corporation has determined that Harry Cendrowski, a director and member of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined in rules adopted by the Commission pursuant to the Sarbanes-Oxley Act of 2002 and is “independent,” as defined by NASD listing standards.
          The Board of Directors of the Corporation has adopted a Code of Ethics which details principles and responsibilities governing ethical conduct for all Corporation directors and executive officers. The Code of Ethics is available on our website

(www.bankofbirmingham.net) or can be obtained free of charge by sending a request to the Corporation’s Corporate Secretary at 33583 Woodward Ave, Birmingham, MI 48009.
ITEM 11. Executive Compensation.
          The information presented under the captions “Directors Compensation” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.
          Information required by Items 407(e) (4) and 407(e) (5) of Regulation S-K is not applicable to smaller reporting companies.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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
          The following table shows the Company’s shareholder approved and non-shareholder approved equity compensation plans as of December 31, 2008;

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	180,000	$10.00	45,000
Equity compensation plans not approved by security holders (1)	184,000	$10.00	0
Total	364,000	$10.00	45,000

(1)	Organizers of the Company were granted warrants pursuant to the Company’s registration statement dated November 14, 2005.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
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

ITEM 15. Exhibits and Financial Statement Schedules

Number	Description
3.1	Articles of incorporation are incorporated by reference from Exhibit 3.1 of the Corporation’s Registration Statement on Form SB-2/A dated October 27, 2005

3.2	Bylaws are incorporated by reference from Exhibit 3.2 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005

4.1	Specimen common stock certificate is incorporated by reference from Exhibit 4.1 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005

4.2	Form of Birmingham Bloomfield Bancshares, Inc. Organizers’ Warrant Agreement is incorporated by reference from Exhibit 4.2 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005

4.3	Form of Birmingham Bloomfield Bancshares, Inc. Shareholders’ Warrant Agreement is incorporated by reference from Exhibit 4.3 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005

10.1	Birmingham Bloomfield Bancshares, Inc. 2006 Stock Incentive Plan is incorporated by reference from Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2007

10.2	Form of Employment Agreement by and between Birmingham Bloomfield Bancshares, Inc. and Robert Farr is incorporated by reference from Exhibit 10.4 of the Corporation’s Registration Statement on Form SB-2 dated September 6,)+

10.3	Lease Agreement dated January 28, 2005, by and between Irving I. Rosen Family Limited Partnership and Birmingham Bloomfield Bancshares, Inc. is incorporated by reference from Exhibit 10.10 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005

10.4	Lease Agreement, by and between Birmingham Bloomfield Bancshares, Inc. and Bloomfield Plaza is incorporated by reference from Exhibit 10.11 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005

10.5	Data Processing Services Agreement, dated February 16, 2005, by and between Rurbanc Data Services, Inc. and Bank of Birmingham is incorporated by reference from Exhibit 10.12 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005

10.6	Item Processing Services Agreement, dated February 16, 2005, by and between Rurbanc Data Services, Inc. and Bank of Birmingham is incorporated by reference from Exhibit 10.13 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005

10.7	Employment Agreement by and between Birmingham Bloomfield Bancshares, Inc. and Lance Krajacic incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2007+

10.8	Form of Incentive Stock Option Agreement (Incorporated by reference from Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007)

10.9	Amendment to Robert Farr Employment Agreement to comply with Regulation 409A(filed herewith)

10.10	Amendment to Lance Krajacic Employment Agreement to comply with Regulation 409A(filed herewith)

11	Computation of Per Share Earnings

13	2008 Shareholder Report (except for portions of the 2008 Shareholder Report that are expressly incorporated by reference into this Annual Report of Form 10-K, the 2008 Shareholder Report shall not be deemed filed as apart hereof.)

14	Code of Ethics is incorporated by reference from Exhibit 14 of the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2005

21	List of Subsidiaries

23	Consent of Plante & Moran, PLLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350

+	Indicates a compensatory plan or contract.

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

SIGNATURE	TITLE	DATE

/s/ William R. Aikens William R. Aikens	Director	March 31, 2009

/s/ Harry Cendrowski Harry Cendrowski	Director	March 31, 2009

/s/ Donald E. Copus Donald E. Copus	Director	March 31, 2009

/s/ John M. Erb John M. Erb	Director	March 31, 2009

/s/ Robert E. Farr Robert E. Farr	Director, President & Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/ Charles Kaye Charles Kaye	Director	March 31, 2009

/s/ Lance N. Krajacic, Jr. Lance N. Krajacic, Jr.	Director	March 31, 2009

/s/ Scott McCallum Scott McCallum	Director	March 31, 2009

/s/ Richard J. Miller Richard J. Miller	Director	March 31, 2009

/s/ Daniel P. O’Donnell Daniel P. O’Donnell	Director	March 31, 2009

SIGNATURE	TITLE	DATE

/s/ Charles T. Pryde Charles T. Pryde	Director	March 31, 2009

/s/ Walter G. Schwartz Walter G. Schwartz	Director	March 31, 2009

/s/ Henry Spellman Henry Spellman	Director	March 31, 2009

/s/ Thomas J. Wagner Thomas J. Wagner	Director	March 31, 2009

/s/ Deborah A. Thompson Deborah A. Thompson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

Exhibit Index

Number	Description
10.9	Amendment to Robert Farr Employment Agreement to comply with Regulation 409A

10.10	Amendment to Lance Krajacic Employment Agreement to comply with Regulation 409A

11.0	Computation of Per Share Earnings

13	2008 Shareholder Report (except for portions of the 2008 Shareholder Report that are expressly incorporated by reference in this Annual Report of Form 10-K, the 2008 Shareholder Report of the Corporation shall not be deemed filed as apart thereof.)

21	List of Subsidiaries

23	Consent of Plante & Moran, PLLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

31.2	Certification of Acting Chief Financial Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350