Form 10-Q
period 2009-03-31
Birmingham Bloomfield Bancshares
filed 2009-05-15
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s Common Stock as of May 15, 2009, was 1,800,000 shares.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets

Cash and cash equivalents
Cash	$6,172,172	$1,201,318
Federal funds sold	1,978,090	3,462,179

Total cash and cash equivalents	8,150,262	4,663,497

Securities, available for sale (Note 3)	3,630,872	3,880,401

Loans (Note 4)
Total loans	59,471,307	56,840,675
Less: allowance for loan losses	(743,500)	(710,000)

Net loans	58,727,807	56,130,675

Premises & equipment (Note 6)	2,168,857	2,232,317
Interest receivable and other assets	361,094	391,646

Total assets	$73,038,892	$67,298,536

Liabilities and Shareholders’ Equity

Deposits (Note 5)
Non-interest bearing	$5,755,744	$5,194,795
Interest bearing	58,070,624	52,553,240

Total deposits	63,826,368	57,748,035

Interest payable and other liabilities	203,506	238,532

Total liabilities	64,029,874	57,986,567

Shareholders’ equity
Common stock, no par value
Authorized – 4,500,000 shares
Issued and outstanding – 1,800,000 shares	17,034,330	17,034,330
Additional paid in capital - share based payments	473,203	466,553
Accumulated deficit	(8,624,203)	(8,311,252)
Accumulated other comprehensive income	125,688	122,338

Total shareholders’ equity	9,009,018	9,311,969

Total liabilities and shareholders’ equity	$73,038,892	$67,298,536

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Interest income
Loans, including fees	$842,821	$650,141
Taxable securities	37,406	29,145
Federal funds sold	891	48,300
Correspondent bank	1,340	—

Total interest income	882,458	727,586

Interest expense
Deposits	339,591	313,742

Total interest expense	339,591	313,742

Net interest income	542,867	413,844

Provision for loan losses	33,500	50,000

Net interest income after provision for loan losses	509,367	363,844

Non-interest income
Loan fees and charges	3,180	10,727
Deposit fees and charges	17,711	17,824
Other income	4,812	9,434

Total non-interest income	25,703	37,985

Non-interest expense
Salaries and benefits	371,328	549,064
Occupancy & equipment	213,467	218,960
Share based payments	6,650	10,500
Data processing	53,896	43,727
Advertising and public relations	34,132	23,216
Professional fees	80,519	87,270
Printing and office supplies	9,018	6,536
Other expense	79,011	87,267

Total non-interest expense	848,021	1,026,540

Net loss before taxes	(312,951)	(624,711)

Income taxes	—	—

Net loss	$(312,951)	$(624,711)

Basic loss per share	$(0.17)	$(0.35)

Diluted loss per share	$(0.17)	$(0.35)

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
January 1, 2009 to March 31, 2009
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income	Total
Balance at January 1, 2009	$17,034,330	$466,553	$(8,311,252)	$122,338	$9,311,969
Share based payments	—	6,650	—	—	6,650
Comprehensive loss:
Net loss	—	—	(312,951)	—	(312,951)
Unrealized gain on securities	—	—	—	3,350	3,350

Total comprehensive loss					(309,601)

Balance at March 31, 2009	$17,034,330	$473,203	$(8,624,203)	$125,688	$9,009,018

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(312,951)	$(624,711)
Share based payments expense	6,650	10,500
Provision for loan losses	33,500	50,000
Accretion of securities	(1,005)	(3,600)
Gain on calls of securities	(1,152)	(6,473)
Depreciation expense	75,225	78,000
Net decrease in other assets	30,552	40,444
Net increase (decrease) in other liabilities	(35,026)	123,606

Net cash used in operating activities	(204,207)	(332,234)

Cash flows from investing activities
Increase in loans	(2,630,632)	(6,466,369)
Purchase of securities	(790,000)	—
Proceeds from sales, calls or maturities of securities	1,045,036	732,624
Purchases of premises and equipment	(11,765)	(855)

Net cash used in investing activities	(2,387,361)	(5,734,600)

Cash flows from financing activities
Increase in deposits	6,078,333	7,668,480

Net cash provided by financing activities	6,078,333	7,668,480

Increase in cash and cash equivalents	3,486,765	1,601,646

Cash and cash equivalents at the beginning of the period	4,663,497	5,139,126

Cash and cash equivalents at the end of the period	$8,150,262	$6,740,772

Supplemental cash flow information:
Cash paid for interest:	$364,318	$252,215
See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Summary of Significant Accounting Policies
Basis of Statement Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Birmingham Bloomfield Bancshares, Inc. (the “Corporation”) and the notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2008.
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary the Bank of Birmingham (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Developments
In April 2009, the FASB issued the following Staff Positions:
Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The FSP is effective for periods ending after June 15, 2009, with earlier adoption permitted. The adoption of FSP FAS 157-4 in the period ending June 30, 2009 is not expected to have a material effect on Birmingham Bloomfield Bancshares financial position or results of operations.
Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than temporary Impairments” (FSP FAS 115-2 and 124-2), modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
difference between fair value and amortized cost is charged to earnings. Upon adoption of the FSP, an entity reclassifies from retained earnings to other comprehensive income the noncredit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. FSP FAS 115-2 and 124-2 is effective for periods ending after June 15, 2009, with earlier adoption permitted. Birmingham Bloomfield Bancshares is currently assessing the impact of adoption of the FSP on its financial position and results of operations, if any, as of, and for the period ending, June 30, 2009.
Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements” (FSP FAS 107-1 and APB 28-1), requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. Since FSP 107-1 and 124-2 addresses financial statement disclosures only, its adoption, effective June 30, 2009, will not impact Birmingham Bloomfield Bancshares’ consolidated financial position or results of operations.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Fair Value Accounting
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
•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets which the Corporation can participate.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement, and include inputs that are available in situations where there is little, if any, market activity for the related asset or liability.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Assets
Securities available for sale
All of the Corporation’s securities available for sale are classified within Level 2 of the valuation hierarchy as quoted prices for similar assets are available in an active market.
The following table presents the financial instruments carried at fair value as of March 31, 2009, on the Consolidated Balance Sheet and by SFAS 157 valuation hierarchy (as described above):
Assets measured at fair value on a recurring basis as of March 31, 2009 (000s omitted):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at March
	Level 1	Level 2	Level 3	31, 2009
Securities available for sale	$—	$3,631	$—	$3,631

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 – Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
March 31, 2009 (unaudited)	cost	gains	losses	value
U.S. Government agency securities	$2,093	$17	$—	$2,110
Municipal securities	200	3	—	203
Mortgage backed securities	1,212	106	—	1,318
Corporate bonds	—	—	—	—

Total securities available for sale	$3,505	$126	$—	$3,631

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2008	cost	gains	losses	value
U.S. Government agency securities	$2,004	$30	$—	$2,034
Municipal securities	—	—	—	—
Mortgage backed securities	1,250	92	—	1,342
Corporate bonds	504	—	—	504

Total	$3,758	$122	$—	$3,880

As of March 31, 2009 and December 31, 2008, all securities are available for sale. The securities held in our portfolio experienced no rating changes during the quarter and remain at “AAA” for all except the municipal holding which is at “Aa3” based on ratings by Moody. At March 31, 2009 and December 31, 2008, there were no securities pledged to secure borrowings, public deposits or for other purposes required or permitted by law.
The amortized cost and estimated fair value of securities at March 31, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000s omitted):

		Estimated
	Amortized	fair
	cost	value
Due in one year or less	$—	$—
Due in one year through five years	2,293	2,313
Due in five years through ten years	—	—
Due after ten years	—	—

Subtotal	2,293	2,313

Mortgage backed securities, due after 10 years	1,212	1,318

Total	$3,505	$3,631

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Loans
A summary of the balances of loans are as follows (000s omitted):

	March 31,	December 31,
	2009	2008
	(unaudited)
Mortgage loans on real estate:
Residential 1 to 4 family	$2,447	$2,745
Multifamily	7,657	7,676
Commercial	24,226	23,085
Construction	3,163	3,000
Second mortgage	214	736
Equity lines of credit	11,940	10,381

Total mortgage loans on real estate	49,647	47,623
Commercial loans	9,212	8,242
Consumer installment loans	642	1,007

Total loans	59,501	56,872
Less:
Allowance for loan losses	743	710
Net deferred loan fees	30	31

Net loans	$58,728	$56,131

Activity in the allowance for loan losses for the three months ended March 31, are as follows (000s omitted):

	Three months ended
	March 31,
(unaudited)	2009	2008
Balance at beginning of period	$710	$560
Charge-offs	—	—
Recoveries	—	—
Provision for loan losses	33	50

Balance at end of period	$743	$610

At March 31, 2009, there were no loans considered to be impaired or over 90 days delinquent and still accruing interest.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Deposits
Deposits are summarized as follows (000s omitted):

	March 31,	December 31,
	2009	2008
	(unaudited)
Non-interest bearing deposits	$5,755	$5,195
NOW accounts	8,071	7,882
Savings and money market accounts	18,193	10,571
Certificates of deposit <$100,000	13,451	13,089
Certificates of deposit >$100,000	18,356	21,011

Total	$63,826	$57,748

At March 31, 2009, the scheduled maturities of time deposits maturing are as follows (000s omitted):

	<$100,000	>$100,000	Total
Within 12 months	$10,994	$17,654	$28,648
> 12 months	2,457	702	3,159

Total	$13,451	$18,356	$31,807

Note 6 – Leases and Commitments
The Corporation has entered into a lease agreement for its main office. Payments began in February 2005 and the initial term of the lease expires in October 2015. In October 2007, the Corporation exercised its first renewal option on the property which expires in October 2025. The main office lease has one additional ten year renewal option. The Corporation also entered into a lease agreement for its branch office in Bloomfield Township. Payments began in March 2006 and the lease expires February 2016. The Bloomfield branch office lease has one five year renewal option. Rent expense under the lease agreements was $70,000 and $68,000 for the three months ended March 31, 2009 and 2008, respectively.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis (000s omitted):

2009	$210
2010	286
2011	292
2012	298
2013	304
Thereafter	3,365

Total	$4,755

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 – Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of March 31, 2009. At March 31, 2009, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
The Bank’s actual capital amounts and ratios as of March 31, 2009 are presented in the following table (000s omitted):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total risk-based capital (to risk weighted assets)
Bank of Birmingham	$9,122	15.0%	$4,862	8.0%	$6,077	10.0%

Tier I capital (to risk weighted assets)
Bank of Birmingham	$8,379	13.8%	$2,431	4.0%	$3,646	6.0%

Tier I capital (to average assets)
Bank of Birmingham	$8,379	12.0%	$2,799	4.0%	$3,499	5.0%

As of December 31, 2008
Total risk-based capital (to risk weighted assets)
Bank of Birmingham	$9,345	16.6%	$4,491	8.0%	$5,614	10.0%

Tier I capital (to risk weighted assets)
Bank of Birmingham	$8,635	15.4%	$2,246	4.0%	$3,369	6.0%

Tier I capital (to average assets)
Bank of Birmingham	$8,635	12.8%	$2,695	4.0%	$3,369	5.0%

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The Corporation is a Michigan corporation that was incorporated on February 26, 2004 to organize and serve as the holding company for a Michigan state bank, Bank of Birmingham (the “Bank”) in Birmingham, Michigan. The Bank is a full service commercial bank headquartered in Birmingham, Michigan, with a full service branch banking office in Bloomfield Township, Michigan. It serves the communities of Birmingham, Bloomfield, Bingham Farms, Franklin and Beverly Hills and the neighboring communities. The Corporation completed the first phase of its stock offering on July 25, 2006 and capitalized the Bank on that date. The Bank opened for business on July 26, 2006 in a modular facility at the site of its future branch at 4145 W. Maple in Bloomfield Township. The modular facility served as the Bank’s temporary main office until leasehold improvements at the permanent main office facility at 33583 Woodward Avenue in Birmingham were completed and the office opened for business at the end of August 2006. Remodeling then commenced at the Bloomfield facility and it opened for business on February 20, 2007. The Bank serves businesses and consumers across Oakland and Macomb counties with a full range of lending, deposit, and Internet banking services.
The results of operations depend largely on net interest income. Net interest income is the difference in interest income the Corporation earns on interest-earning assets, which comprise primarily commercial business, commercial real estate and residential real estate loans and the interest the Corporation pays on our interest-bearing liabilities, which are primarily deposits and borrowings. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.
The results of our operations have also been affected by local and general economic conditions. The largest geographic segment of our customer base is in Oakland County, Michigan. The economic base of the County continues to diversify from the automotive service sector. This trend should lessen the impact on the County of future economic downturns in the automotive sector of the economy. Oakland County’s proximity to major highways and affordable housing has continued to spur economic growth in the area. Changes in the local economy may affect the demand for commercial loans and related small to medium business related products. The competitive environment among other financial institutions and financial service providers and the Bank in the Oakland and Macomb counties of Michigan may affect the pricing levels of various deposit products.
General economic conditions have worsened for banks in general and particularly in Michigan as the U.S. economic picture has place us into a recession. Michigan and the Detroit area in particular have been hit fairly hard. Michigan has one of the highest foreclosure rates and unemployment rates in the country. While Oakland county is not immune to these issues, the demographics of the Birmingham Bloomfield area somewhat lessen the impact as the residents of the area tend to be more business owners and professionals. The Bank has been very prudent in our lending practices and those efforts continue to show a very clean loan portfolio through the first quarter of the year. During April 2009, we placed two credits on non-accrual status, one for $18,277 and the second for $817,018. The first is a probate matter, and the second involves a collateral dependent commercial real estate property. This property is well collateralized and management does not expect to sustain a loss related to this account.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
PLAN OF OPERATION
The Corporation’s (and the Bank’s) main office is located at 33583 Woodward Avenue, Birmingham, MI 48009. The building is a free-standing one story office building of approximately 8,300 square feet. The Bank also operates a branch office at 4145 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which is approximately 5 miles from the main office. The branch office occupies approximately 2,815 square feet in a one story office building. The Bank has executed lease agreements with respect to each of its banking locations. The main office lease commenced in October 2005 and the Bank has exercised its first renewal option resulting in the lease being extended until October 2025, and the branch office lease commenced in March 2006 and runs through February 2016. Each of the leases has a ten year renewal option.
At this time, neither the Corporation nor the Bank intends to own any of the properties from which the Bank will conduct banking operations. The Bank used approximately $2.9 million of the proceeds of the Company’s initial public offering to purchase furniture, fixtures and equipment at the two locations. The Bank has 20 full-time equivalent employees to staff its banking offices.
The Bank will continue to use the remainder of its capital for customer loans, investments and other general banking purposes. We believe that the Corporation’s initial offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. The Corporation does anticipate that it will require $4.0 to $6.0 million in additional equity during the next 36 months of operations in order to continue to grow while meeting regulatory capital requirements. Management is exploring the capital markets with the aid of consultants to determine how and when it may raise the additional equity.
FINANCIAL CONDITION
At March 31, 2009, the Corporation’s total assets were $73.0 million, an increase of $5.7 million or 8.5% from December 31, 2008. Cash and cash equivalents increased by $3.5 million or 74.8%. Investment securities available for sale decreased $250,000 or 6.4% from December 31, 2008 to March 31, 2009. Loans, net of the allowance for loan losses, increased by $2.6 million or 4.6% from December 31, 2008 to March 31, 2009. Total deposits increased by $6.1 million or 10.5% from December 31, 2008 to March 31, 2009. Basic and diluted loss per share for the three months ended March 31, 2009 were $(0.17) per share and $(0.17) per share, respectively. Basic and diluted loss per share for the three months ended March 31, 2008 were $(0.35) per share and $(0.35) per share, respectively.
Cash and Cash Equivalents
Cash and cash equivalents increased $3.5 million or 74.8% to $8.2 million at March 31, 2009 up from $4.7 million at December 31, 2008. Federal funds sold decreased $1.5 million or 42.9% to $2.0 million at March 31, 2009. The decrease in Federal funds sold is due to the shifting of excess funds to other accounts which earn somewhat higher interest rates.
Investments
Total investment securities available-for-sale decreased $250,000 or 6.4% to $3.6 million at March 31, 2009, compared to $3.9 million at December 31, 2008. The decrease in investment securities is primarily attributable to the sale of a corporate security and the maturity of a U.S. Government agency security, resulting in an approximate decrease of $1.0 million, offset by $790,000 in U.S. Government agency security purchases. The remaining decrease was due to repayments on mortgage backed securities. The Corporation had no held-to-maturity securities as of March 31, 2009 or December 31, 2008.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Loans, Credit Quality and Allowance for Loan Losses
During the first three months of 2009, loans, net of the allowance for loan losses, increased $2.6 million or 4.6%, to $58.7 million at March 31, 2009 up from $56.1 million at December 31, 2008. The largest single category increase within loans, as noted in Note 4 to the financial statements, was equity lines of credit which increased by $1.6 million or 15.0% to $11.9 million at March 31, 2009. Commercial real estate increased by $1.1 million or 4.9% to $24.2 million at the current quarter end. These loans are for the most part owner occupied properties. These increases are due in part to increased draws on existing lines as well as continued business development efforts. Commercial non real estate loans increased approximately $970,000 or 11.8% to $9.2 million at March 31, 2009. The increase is due to new loan production.
The allowance for loan losses was $743,500 or 1.25% of loans at March 31, 2009. There were no loan charge offs or recoveries during the three month periods ended March 31, 2009 or 2008. The Corporation had no nonperforming loans, which consist of non-accruing loans and loans past due 90 days or more and still accruing interest, at March 31, 2009, but as previously stated two accounts totaling $835,295 were placed on non-accrual status during April 2009.
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
Management evaluates the condition of the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses. Management’s evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is currently adequate, based on the broad range of considerations listed above. Management will, during 2009, increase its planned provision to raise the reserve to around 1.30% of total loans due to the continued unstable economic environment that we are operating within.
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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Premises and Equipment
Premises and equipment was $2.2 million as of March 31, 2009 and December 31, 2008. The Corporation has no plans for significant additions over the next twelve months.
Deposits
Total deposits were $63.8 million as March 31, 2009, an increase of $6.1 million over December 31, 2008. In the deposit categories, noninterest bearing DDA deposits were $5.7 million, which were made up primarily of business accounts. NOW accounts which, except for limited circumstances, are owned by individuals were $8.1 million at March 31, 2009, while Money Market accounts were $10.4 million and Savings accounts were $7.8 million at the current quarter end. Certificates of deposit were $31.8 million at March 31, 2009. Of this amount $18.3 million was in certificates greater than $100,000. Beginning in February 2008, the Corporation began advertising its rates on certain certificates of deposits on a national certificate of deposit network, which has attracted some deposits from outside the local market. We will continue to utilize this avenue to supplement our deposit base as we continue to focus on growing our portion of the local retail and commercial deposit market. We have also chosen to participate in the MI-CD program with the State of Michigan. This program allows us to acquire State of Michigan certificate of deposit funds at below market rates to aid in the funding of our loan portfolio.

	As of March 31,
	2009
(000’s omitted)	Balance	Percentage
Noninterest bearing demand	$5,755	9.0%
NOW accounts	8,071	12.6
Money market	10,356	16.2
Savings	7,837	12.3
Time deposits under $100,000	13,451	21.1
Time deposits over $100,000	18,356	28.8

Total deposits	$63,826	100.0%

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Net Interest Income
Net interest income for the three months ended March 31, 2009 and 2008 were $543,000 and $414,000 respectively. Interest income on loans was $843,000 and $650,000 for the three months ended March 31, 2009 and 2008, respectively. The growth in interest income on loans was driven by continued growth in the loan portfolio. Deposit interest expense of $340,000 and $314,000 for the three month periods ended March 31, 2009 and 2008, respectively, increased due to the growth in savings accounts and certificates of deposit.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability and the net interest margin for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009			2008
	Average		Average	Average		Average
	Balance		Yield/	Balance		Yield/
	(000’s)	Interest	Rate	(000’s)	Interest	Rate
Interest-earning assets
Loans	$58,414	$842,821	5.77%	$39,805	$650,141	6.53%
Securities	3,378	37,406	4.43%	2,086	29,145	5.59%
Federal funds sold	2,395	891	0.15%	5,937	48,300	3.25%
Interest-bearing balance with Other financial institutions	2,121	1,340	.25%	—	—	—

Total interest-earning assets	66,308	882,458	5.32%	47,828	727,586	6.09%

Cash and due from banks	1,971			1,258
All other assets	1,822			2,175

Total assets	$70,101			$51,261

Interest-bearing liabilities
NOW accounts	$7,559	21,913	1.16%	$8,909	59,635	2.68%
Money market	10,059	34,532	1.37%	11,640	85,985	2.95%
Savings	3,793	16,699	1.76%	332	1,318	1.59%
Time deposits	33,493	266,447	3.18%	13,930	166,804	4.79%

Total interest-bearing liabilities	54,904	339,591	2.47%	34,811	313,742	3.61%

Non-interest bearing deposits	5,782			5,683
All other liabilities	234			206

Total liabilities	60,920			40,700
Shareholders’ equity	9,181			10,561

Total liabilities and shareholders’ equity	$70,101			$51,261

Net interest income		$542,867			$413,844

Net spread			2.85%			2.48%

Net interest margin (1)			3.27%			3.46%

Ratio of interest-earning assets to interest-bearing liabilities	120.77%			137.39%

(1)	Net interest earnings divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The yield on interest-earning assets decreased for the quarter ended March 31, 2009 to 5.32% from 6.09% as compared to the same period in the prior year. Much of the decrease was due to reductions in the yield in the loan portfolio with the prime rate changes throughout 2008. The yield on loans receivable decreased to 5.77% for the three months ended March 31, 2009 from 6.53% for the same period in 2008. The Corporation’s interest rate spread increased for the three months ended March 31, 2009 to 2.85% from 2.48% for the same period in 2008. The Corporation has benefited from an improvement in the spread on interest rates as reductions in the cost of deposits outpaced the reduction in loan yields. In the prior year, deposit rates were higher due to the competitive market as well as promotional rates offered to attract and build the customer base. Net interest margin decreased to 3.27% for the three months ended March 31, 2009 down from 3.46% for the same period in 2008. As loan growth continues, management expects to utilize the liquidity of the federal funds sold and interest-bearing balances with other financial institutions, in addition to local deposits, which will improve the yield on interest-earning assets, which should translate to improvement in the net interest margin.
Provision for Loans Losses
The provision for loan losses was $33,500 and $50,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease from the previous comparable period in provision for loan losses was due to loans growing at a slower pace of $2.6 million for the three months ended March 31, 2009, while the increase in the loan portfolio for the same period in 2008 was $6.5 million. Due to the continuing rough economic conditions, management has decided to gradually increase the provision to build our loan loss reserve levels to a more conservative 1.30% of total loans during 2009.
Non-Interest Income
Non-interest income was $26,000 and $38,000 for the three months ended March 31, 2009 and 2008, respectively. Loan fees and charges decreased to approximately $3,200 for the three months ended March 31, 2008, down from $10,700 for the same period in 2008. This decrease is primarily due to decreases in income earned on mortgage loans originated for third parties. Other income decreased approximately $4,800 for the quarter ended March 31, 2009, down from $9,400 for the same period in 2008. This decrease is due to a decrease in the gain on sale of securities, which was approximately $1,200 for the quarter ended March 31, 2009, and approximately $6,500 for the same period in 2008. Deposit fees and charges remained stable at approximately $18,000 for the three month periods ending March 31, 2008 and 2009.
Non-Interest Expense
Non-interest expense for the three months ended March 31, 2009 and 2008 was $848,000 and $1,026,000 respectively. Salaries and benefits continued to be the largest component of non-interest expense. Salaries and benefits decreased $178,000, or 32.4%, to $371,000 for the quarter ended March 31, 2009 down from $549,000 for the same period of 2008. During the quarter ended March 31, 2008, management decreased staffing levels; therefore severance costs totaling approximately $134,000 are included in the prior quarter salaries and benefits costs. During the current period, management of the Corporation continued to examine the business trends to date and increased staffing accordingly, with the additions of a Chief Financial Officer and a Senior Loan Officer. Occupancy expenses decreased to $213,000 for the quarter ended March 31, 2009 down from $219,000 for the same period of 2008. Data processing expenses were $54,000 for the three month period ended March 31, 2009, compared to $44,000 for the same period in 2008 mainly due to loan and deposit growth and price increases from the vendor. Advertising expenses were $34,000 for the three months ended March 31, 2009, up from $23,000 as compared to the same period in 2008. In the current period, the Corporation incurred a $10,000 platinum sponsorship cost aimed at increasing business in the Corporation’s principal markets. Professional fees were $81,000 for the three months ended March 31, 2009 compared to $87,000 for the same period in 2008. For the current quarter end, the Corporation recognized $15,500 for external audit expenses, $12,000 for internal audit expenses, and $14,000 for legal expenses and $5,400 for other consulting expenses. By comparison, for the same period in 2008, the Corporation incurred $24,000, $10,800, $18,000 and $-0- in external audit, internal audit, legal

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
and other consulting costs, respectively. Other expenses decreased to $79,000 for the three months ended March 31, 2009 compared to $87,000 for the same period in 2008. This decrease is due in large part to loan costs having a positive variance in the current period.
Income Taxes
No income tax expense or benefit was recognized during the three month periods ended March 31, 2009 or 2008 due to the tax loss carry-forward position of the Corporation. An income tax benefit may be booked in future periods when the Corporation begins to turn a profit and management believes that profitability will be expected for the foreseeable future beyond that point.
LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT
The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and re-pricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have sufficient funds available to meet our future commitments. As of March 31, 2009, unused commitments totaled $14.3 million. As a majority of the unused commitments represent commercial and equity lines of credit, experience has shown that only a small portion of the unused commitments will normally be drawn upon. While we expect to see an increase in advances on the home equity lines of credit under these tough economic times, we believe that these usage numbers will not be excessive or have a major impact on our liquidity needs. Additionally, the Bank had $110,000 in a commercial letter of credit. A substantial portion (89%), of the Bank’s time deposits of $31.8 million matures within twelve months from March 31, 2009. The Bank continues to focus on increasing its share of the local commercial and retail deposit market and extending the duration of those deposits. We have developed several alternative funding sources to supplement our deposit base in order to satisfy our liquidity needs. We utilize an online listing service that allows us to bring in deposits from outside the local marketplace and we have chosen to participate in the State of Michigan’s MI-CD program, which allows us to pull in below market rate certificate of deposit dollars to aid in the funding of our loan portfolio. In addition, our application to the Federal Home Loan Bank of Indianapolis has been approved and a credit line with the Federal Reserve Bank is being established to provide additional funding sources should they be needed.
The largest uses and sources of cash and cash equivalents for the Corporation for the quarter ended March 31, 2009, as noted in the Consolidated Statement of Cash Flows, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The uses of cash in investing activities were largely due to the increase in loans of $2.6 million, which was offset by proceeds from the sale and maturities of investment securities and other repayments on mortgage backed securities totaling $1.0 million. Offsetting the uses of cash in investing activities, was the cash provided from financing activities which included net increases in deposits of $6.1 million. Total cash and cash equivalents at the end of March 31, 2009 was $8.2 million, which was an increase of $3.5 million from $4.7 million from December 31, 2008.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of March 31, 2009. Note 7 to the financial statements are hereby incorporated by reference. At March 31, 2009, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size. The Corporation does anticipate that it will require $4.0 to $6.0 million in additional equity during the next 36 months of operations in order to continue to grow while meeting regulatory capital requirements. Management applied for and was granted in April 2009 $1.635 million in funding under the U.S. Treasury’s Capital Purchase Program. The Corporation continues to explore the capital markets with the aid of consultants to determine how and when it may raise the additional equity management feels will be needed to continue to expand our business in a controlled and prudent manner.
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
Off-Balance Sheet Arrangements
As of March 31, 2009, unused commitments totaled $14.3 million. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown that only a relatively small portion of the unused commitments will normally be drawn upon. Additionally, the Corporation had $110,000 in a commercial letter of credit.
ITEM 3.- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization’s quantitative level of exposure. When assessing the IRR management process, the Corporation seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Corporation to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality. This detailed process is performed on a quarterly basis, but is managed daily. The Bank continues to be in a liability sensitive position and management

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
continues to work toward creating a more closely matched portfolio to minimize any potential impact that changing rates could have on earnings in the short term. The institution is well positioned with the March 31, 2009 balance sheet shock analysis showing that over the long term, rate changes pose only a minimal risk to our economic value of equity (EVE ratio).
The Corporation has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2008, which information can be located in the Corporation’s annual report on Form 10-K.
ITEM 4T. CONTROLS AND PROCEDURES
As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of March 31, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in the Corporation’s internal controls over financial reporting during the period ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

Date: May 15, 2009	By:	/s/ Robert E. Farr

Robert E. Farr
Chief Executive Officer

Date: May 15, 2009	By:	/s/ Deb Thompson

Deb Thompson
Chief Financial Officer

EXHIBIT INDEX
Exhibit
Number	Description of Exhibit
31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350