Form 10-Q
period 2009-06-30
Birmingham Bloomfield Bancshares
filed 2009-08-14
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s Common Stock as of August 14, 2009, was 1,800,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets

Cash and cash equivalents
Cash	$9,497,863	$1,201,318
Federal funds sold	3,167,717	3,462,179

Total cash and cash equivalents	12,665,580	4,663,497

Securities, available for sale (Note 3)	2,940,371	3,880,401

Loans (Note 4)
Total loans	66,424,195	56,840,675
Less: allowance for loan losses	(840,426)	(710,000)

Net loans	65,583,769	56,130,675

Premises & equipment (Note 6)	2,093,632	2,232,317
Interest receivable and other assets	421,217	391,646

Total assets	$83,704,569	$67,298,536

Liabilities and Shareholders’ Equity

Deposits (Note 5)
Non-interest bearing	$7,450,381	$5,194,795
Interest bearing	65,876,370	52,553,240

Total deposits	73,326,751	57,748,035

Interest payable and other liabilities	245,095	238,532

Total liabilities	73,571,846	57,986,567

Shareholders’ equity
Senior cumulative perpetual preferred stock series A
$1,000 liquidation value per share, 5% Authorized, issued and outstanding – 1,635 shares	1,635,000	—
Warrant cumulative perpetual preferred stock series B
$1,000 liquidation value per share, 9% Authorized, issued and outstanding – 82 shares	82,000	—
Discount on senior preferred stock	(88,576)	—
Premium on warrant preferred stock	9,628	—
Common stock, no par value
Authorized – 4,500,000 shares
Issued and outstanding – 1,800,000 shares	17,034,330	17,034,330
Additional paid in capital — share based payments	479,853	466,553
Accumulated deficit	(9,104,913)	(8,311,252)
Accumulated other comprehensive income	85,401	122,338

Total shareholders’ equity	10,132,723	9,311,969

Total liabilities and shareholders’ equity	$83,704,569	$67,298,536

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest Income
Loans, including fees	$893,654	$728,511	$1,736,475	$1,378,652
Taxable securities	37,105	26,490	74,511	55,635
Federal funds sold	1,024	41,830	1,915	90,130
Correspondent bank	6,256	—	7,596	—

Total interest income	938,039	796,831	1,820,497	1,524,417

Interest expense
Deposits	328,268	339,686	667,859	653,428

Total interest expense	328,268	339,686	667,859	653,428

Net interest income	609,771	457,145	1,152,638	870,989

Provision for loan losses	115,276	94,665	148,776	144,665

Net interest income after provision for loan losses	494,495	362,480	1,003,862	726,324

Non-interest income
Loan fees and charges	2,491	1,102	5,671	11,829
Deposit fees and charges	17,015	19,991	34,726	37,815
Other income	5,005	2,483	9,817	11,917

Total non-interest income	24,511	23,576	50,214	61,561

Non-interest expense
Salaries and benefits	406,766	312,540	778,094	861,604
Occupancy & equipment expense	202,073	199,284	415,540	418,244
FAS 123R share based payments	6,650	10,500	13,300	21,000
Data processing expense	49,869	43,368	103,765	87,095
Advertising and public relations	23,126	36,395	57,258	59,611
Professional fees	116,795	72,512	197,314	159,782
Printing and office supplies	7,004	7,590	16,022	14,126
Other expense	179,182	102,465	258,193	189,732

Total non-interest expense	991,465	784,654	1,839,486	1,811,194

Net loss before taxes	(472,459)	(398,598)	(785,410)	(1,023,309)

Income taxes	—	—	—	—

Net loss	$(472,459)	$(398,598)	$(785,410)	$(1,023,309)

Dividend on senior preferred stock	(4,769)	—	(4,769)	—
Accretion of discount on pref stock	(3,424)	—	(3,424)	—

Effective dividend on preferred stock	(8,193)	—	(8,193)	—

Dividend on warrant preferred stock	(430)	—	(430)	—
Amortization of premium on warrant pref stk	372	—	372	—

Effective dividend on warrant pref stk	(58)	—	(58)	—

Net loss applicable to common shareholders	$(480,710)	$(398,598)	$(793,661)	$(1,023,309)

Basic loss per share	$(0.26)	$(0.22)	$(0.44)	$(0.57)

Diluted loss per share	$(0.26)	$(0.22)	$(0.44)	$(0.57)

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
January 1, 2009 to June 30, 2009
(Unaudited)

					Accumulated
					Other
	Preferred	Common	Additional	Accumulated	Comprehensive
	Stock	Stock	Paid in Capital	Deficit	Income	Total
Balance at January 1, 2009	—	$17,034,330	$466,553	$(8,311,252)	$122,338	$9,311,969
Issue senior preferred stock	1,635,000	—	—	—	—	1,635,000
Issue warrant preferred stock	82,000	—	—	—	—	82,000
Discount senior pref. stock	(88,576)	—	—	—	—	(88,576)
Amortization	—	—	—	(3,424)	—	(3,424)
Premium warrant pref. stock	9,628	—	—	—	—	9,628
Accretion	—	—	—	372	—	372
Preferred dividends				(5,199)		(5,199)
Share based payments	—	—	13,300	—	—	13,300
Comprehensive loss:
Net loss	—	—	—	(785,410)	—	(785,410)
Unrealized gain on securities	—	—	—	—	(36,937)	(36,937)

Total comprehensive loss						(822,347)

Balance at June 30, 2009	$1,638,052	$17,034,330	$479,853	$(9,104,913)	$85,401	$10,132,723

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(785,410)	$(1,023,309)
Share based payments expense	13,300	21,000
Provision for loan losses	148,776	144,665
Accretion of securities	(2,626)	(7,305)
Gain on calls of securities	(3,027)	(6,474)
Depreciation expense	150,450	156,000
Net (increase) in other assets	(29,571)	(17,156)
Net increase in other liabilities	6,563	132,667

Net cash used in operating activities	(501,545)	(599,912)

Cash flows from investing activities
Increase in loans	(9,601,870)	(12,197,570)
Purchase of securities	(952,100)	—
Proceeds from sales, calls or maturities of securities	1,860,846	789,459
Purchases of premises and equipment	(11,765)	(3,934)

Net cash used in investing activities	(8,704,889)	(11,412,045)

Cash flows from financing activities
Increase in deposits	15,578,716	20,506,141
Proceeds from sale of senior preferred stock	1,635,000	—
Dividends on senior preferred stock	(5,199)	—

Net cash provided by financing activities	17,208,517	20,506,141

Increase in cash and cash equivalents	8,002,083	8,494,184

Cash and cash equivalents at the beginning of the period	4,663,497	5,139,126

Cash and cash equivalents at the end of the period	$12,665,580	$13,633,310

Supplemental cash flow information:
Cash paid for interest:	$723,512	$542,564
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. Events occurring subsequent to the balance sheet date through August 14, 2009 (the date of filing with the Securities and Exchange Commission); have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary the Bank of Birmingham (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Developments
During May of 2009 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Number 165, “Subsequent Events”. This statement establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued. SFAS 165 is in effect for fiscal years and interim periods ending after June 15, 2009. Birmingham Bloomfield Bancshares’ adoption of SFAS 165 had no impact on our consolidated financial position or results of operations.
In June 2009, the Financial Accounting Standards board issued three additional pronouncements. Birmingham Bloomfield Bancshares is in the process of assessing the impact of the adoption of these pronouncements on its consolidated financial position and results of operations. The pronouncements were:
SFAS No. 166, “Accounting for Transfers of Financial Assets and amendment of FASB Statement No. 140.” SFAS amends SFAS No. 140 to improve both the relevance and the comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferring entity’s continuing involvement, if any, in the transferred financial assets. This pronouncement is effective for interim and annual reporting periods that begin after November 15, 2009.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Summary of Significant Accounting Policies – continued
SFAS No. 167 “Amendments to FASB Interpretation No.46 (r).” SFAS No. 167 changes the criteria significantly for determining whether the consolidation of a variable interest entity is required. SFAS No. 167 also addresses the effect of changes that SFAS No. 166 would have on FASB Interpretation No. 46 (r), including concerns that the accounting and disclosures under the Interpretation do not always provide useful and timely information about an entity’s involvement in a variable interest entity. SFAS is effective for interim and annual reporting periods that begin after November 15, 2009.
SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. On the effective date of SFAS No. 168, the codification will become the sole source of authoritative U.S. Generally Accepted Accounting Principles, (GAAP), recognized by the Financial Accounting Standards Board. This pronouncement is effective for interim and fiscal years ending after September 15, 2009. As SFAS No. 168 does not alter current Generally Accepted Accounting Principles, Birmingham Bloomfield Bancshares’ adoption of the same is not expected to have any material impact on our consolidated financial position or results of operations.
Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-than Temporary Impairments” (FSP FAS 115-2 and 124-2), modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of the FSP, an entity reclassifies from retained earnings to other comprehensive income the noncredit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. FSP FAS 115-2 and 124-2 is effective for periods ending after June 15, 2009, with earlier adoption permitted. Birmingham Bloomfield Bancshares has assessed the impact of adoption of the FSP on its financial position and results of operations and for the period ending, June 30, 2009 has determined that it has no impact.
Note 2 – Fair Value Accounting
On January 1, 2008, the Corporation adopted SFAS 157. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was issued to bring conformity to the definition of fair value; prior to SFAS 157 there was no conformity in the accounting guidance regarding the definition of fair value. Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The FSP is effective for periods ending after June 15, 2009, with earlier adoption permitted. The adoption of FSP FAS 157-4 in the period ending June 30, 2009 did not have a material effect on Birmingham Bloomfield Bancshares financial position or results of operations.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Fair Value Accounting – continued
As of June 30, 2009 Birmingham Bloomfield Bancshares adopted Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements” (FSP FAS 107-1 and APB 28-1), requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. Since FSP 107-1 and 124-2 addresses financial statement disclosures only, its adoption, effective June 30, 2009, did not impact Birmingham Bloomfield Bancshares’ consolidated financial position or results of operations and the required disclosures have been provided within this note.
Valuation Hierarchy
SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and are the primary method of valuation used by Birmingham Bloomfield Bancshares, Inc. The three levels are defined as follows.
•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets which the Corporation can participate.

Birmingham Bloomfield Bancshares currently holds no securities in level one of the hierarchy.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 2 assets and liabilities for Birmingham Bloomfield Bancshares, Inc. include available for sale investments in government sponsored agencies, asset backed securities, FHLB stock and investments in obligations of state and political subdivisions. Fair values of these items are determined via external pricing from vendors.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement, and include inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

Birmingham Bloomfield Bancshares currently holds no securities in level three of the hierarchy.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following table presents the financial instruments carried at fair value as of June 30, 2009, on the Consolidated Balance Sheet and by SFAS 157 valuation hierarchy (as described above):
Assets measured at fair value on a recurring basis as of June 30, 2009 (000s omitted):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at June
	Level 1	Level 2	Level 3	30, 2009
Securities available for sale	$—	$2,778	$162	$2,940

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 – Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
June 30, 2009 (unaudited)	cost	gains	losses	value
U.S. Government agency securities	$1,343	$9	$—	$1,352
Municipal securities	200	3	—	203
Mortgage backed securities	1,150	73	—	1,223
Corporate bonds	—	—	—	—
FHLB Stock	162	—	—	162

Total securities available for sale	$2,855	$85	$—	$2,940

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2008	cost	gains	losses	value
U.S. Government agency securities	$2,004	$30	$—	$2,034
Municipal securities	—	—	—	—
Mortgage backed securities	1,250	92	—	1,342
Corporate bonds	504	—	—	504
FHLB Stock	—	—	—	—

Total	$3,758	$122	$—	$3,880

As of June 30, 2009 and December 31, 2008, all securities are available for sale. The securities held in our portfolio experienced no rating changes during the quarter and remain at “AAA” for all except the municipal holding which is at “Aa3” based on ratings by Moody. At June 30, 2009, there were $1.56 million in securities pledged to secure public deposits from the State of Michigan. At December 31, 2008, there were no securities pledged to secure borrowings, public deposits or for other purposes required or permitted by law.
The amortized cost and estimated fair value of securities at June 30, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000s omitted):

		Estimated
	Amortized	fair
	cost	value
Due in one year or less	$—	$—
Due in one year through five years	1,543	1,555
Due in five years through ten years	162	162
Due after ten years	—	—

Subtotal	1,705	1,717

Mortgage backed securities, due after 10 years	1,150	1,223

Total	$2,855	$2,940

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 – Loans
A summary of the balances of loans are as follows (000s omitted):

	June 30,	December 31,
	2009	2008
	(unaudited)
Mortgage loans on real estate:
Residential 1 to 4 family	$2,249	$2,745
Multifamily	8,602	7,676
Commercial	26,798	23,085
Construction	3,222	3,000
Second mortgage	175	736
Equity lines of credit	12,903	10,381

Total mortgage loans on real estate	53,949	47,623
Commercial loans	11,896	8,242
Consumer installment loans	621	1,007

Total loans	66,466	56,872
Less:
Allowance for loan losses	840	710
Net deferred loan fees	42	31

Net loans	$65,584	$56,131

Activity in the allowance for loan losses for the periods ended June 30, are as follows (000s omitted):

	Three months ended		Six months ended
	June 30,		June 30,
(unaudited)	2009	2008	2009	2008
Balance at beginning of period	$743	$610	$710	$560
Charge-offs	18	—	18	—
Recoveries	—	84	—	84
Provision for loan losses	115	95	148	145

Balance at end of period	$840	$789	$840	$789

At June 30, 2009, the Corporation had one impaired, nonaccrual loan with outstanding principal of approximately $817,000. Payment in full was received on this non-accrual loan on August 3, 2009. There were no loans over 90 days past due and still accruing interest.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Deposits
Deposits are summarized as follows (000s omitted):

	June 30,	December 31,
	2009	2008
	(unaudited)
Non-interest bearing deposits	$7,450	$5,195
NOW accounts	7,855	7,882
Savings and money market accounts	20,461	10,571
Certificates of deposit <$100,000	13,993	13,089
Certificates of deposit >$100,000	23,568	21,011

Total	$73,327	$57,748

At June 30, 2009, the scheduled maturities of time deposits maturing are as follows (000s omitted):

	<$100,000	>$100,000	Total
Within 12 months	$10,932	$17,029	$27,961
> 12 months	3,061	6,539	9,600

Total	$13,993	$23,568	$37,561

Note 6 – Leases and Commitments
The Corporation has entered into a lease agreement for its main office. Payments began in February 2005 and the initial term of the lease expires in October 2015. In October 2007, the Corporation exercised its first renewal option on the property which expires in October 2025. The main office lease has one additional ten year renewal option. The Corporation also entered into a lease agreement for its branch office in Bloomfield Township. Payments began in March 2006 and the lease expires February 2016. The Bloomfield branch office lease has one five year renewal option. Rent expense under the lease agreements was $70,000 and $69,000 for the three months ended June 30, 2009 and 2008, respectively. Rent expense under the lease agreements was $139,000 and $137,000 for the six months ended June 30, 2009 and 2008, respectively.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis (000s omitted):

2009	$140
2010	286
2011	292
2012	298
2013	304
Thereafter	3,365

Total	$4,685

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 – Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.
The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
Cash and Cash Equivalents - The carrying values of cash and cash equivalents approximate fair values.
Securities - Fair values of securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
Loans Receivable - For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
Deposit Liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Accrued Interest - The carrying value of accrued interest approximates fair value.
Other Financial Instruments - The fair value of other financial instruments, including loan commitments and unfunded letters of credit, based on discounted cash flow analyses, is not material.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 – Fair Value of Financial Instruments — continued
The carrying values and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008, are as follows (in thousands):

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$12,666	$12,666	$4,663	$4,663
Securities available for sale	2,940	2,940	3,880	3,880
Loans	66,424	66,345	56,841	57,273
Accrued interest receivable	331	331	293	293

Financial liabilities:
Deposits	73,327	73,536	57,748	57,897
Accrued interest payable	97	97	153	153

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank of Birmingham was well-capitalized as of June 30, 2009. At June 30, 2009, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
The Bank’s actual capital amounts and ratios as of June 30, 2009 are presented in the following table (000s omitted):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$8,841	13.0%	$5,430	8.0%	$6,788	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$8,001	11.8%	$2,715	4.0%	$4,073	6.0%

Tier I capital (to average assets) Bank of Birmingham	$8,001	10.5%	$3,042	4.0%	$3,803	5.0%

As of December 31, 2008
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$9,345	16.6%	$4,491	8.0%	$5,614	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$8,635	15.4%	$2,246	4.0%	$3,369	6.0%

Tier I capital (to average assets) Bank of Birmingham	$8,635	12.8%	$2,695	4.0%	$3,369	5.0%

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions, especially in light of increased consolidation within the industry; our ability to recruit and retain personnel required to support our growth and expansion and maintain the level of expertise necessary to support operational compliance; the ability to control expenses in this very difficult economic environment and era of special assessments from the FDIC and additional government oversight; interest rate movements and their impact on customer behavior and net interest margin; the impact of re-pricing and competitor’s pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers’ needs and development in the market place; our ability to manage and access cost-effective funding; changes in economic conditions in general and particularly as related to the automotive and related industries in the Detroit metropolitan area; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; changes in accounting principles, policies or guidelines; and our future acquisitions of other depository institutions or lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning and Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in its filings with the Securities and Exchange Commission.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
General economic conditions have worsened for banks in general and particularly in Michigan as the U.S. economic picture has placed us into a recession. The nation’s economy as a whole including the banking industry has experienced significant downturns resulting in losses, additional government intervention and oversight, and additional expense from FDIC special assessments within our industry. Michigan and the Detroit area in particular have been hit fairly hard. Michigan has one of the highest foreclosure rates and unemployment rates in the country. While Oakland county is not immune to these issues, the demographics of the Birmingham Bloomfield area somewhat lessen the impact as the residents of the area tend to be more business owners and professionals. The Bank has been very prudent in our lending practices and those efforts continue to show a very clean loan portfolio through the second quarter of the year. During April 2009, we placed two credits on non-accrual status, one for $18,277 and the second for $817,018. The first is a probate matter, and the second involves a collateral dependent commercial real estate property. The probate matter was charged off during the second quarter and any funds received as a result of probate will be treated as a recovery. The larger, collateral dependent real estate property loan was paid back to the Bank in full on August 3, 2009. There were no other loans on non-accrual status at the end of June 2009.
The Bank continues to use its capital for customer loans, investments and other general banking purposes. The Corporation’s initial offering proceeds have enabled the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. The Corporation does anticipate that it will require $4.0 to $6.0 million in additional equity during the next 36 months of operations in order to continue to grow while meeting regulatory capital requirements. The Bank has participated in the Government’s Capital Purchase Program, receiving $1.635 million in capital through the program to fulfill a portion of that need. Management is exploring the capital markets with the aid of consultants to determine how and when it may raise the additional equity.
FINANCIAL CONDITION
At June 30, 2009, the Corporation’s total assets were $83.7 million, an increase of $16.4 million or 24.4% from December 31, 2008. Cash and cash equivalents increased by $8.0 million or 171.6%. Investment securities decreased $1.1 million or 28.4% from December 31, 2008 to June 30, 2009. This decrease was offset by the purchase of $162,100 in FHLBI stock, a requirement of membership in the FHLB, which provides additional liquidity resources in addition to other services to the Bank. Loans, net of the allowance for loan losses, increased by $9.5 million or 16.8% from December 31, 2008 to June 30, 2009. Total deposits increased by $15.6 million or 27.0% from December 31, 2008 to June 30, 2009. Basic and diluted loss per share for the three and six months ended June 30, 2009 were $(0.26) per share and $(0.44) per share, respectively. These numbers include the impact of the Corporation’s participation in the Capital Purchase Program through the Department of Treasury. Basic and diluted loss per share for the three and six months ended June 30, 2008 were $(0.22) per share and $(0.57) per share, respectively.
Cash and Cash Equivalents
Cash and cash equivalents increased $8.0 million or 171.6% to $12.7 million at June 30, 2009 up from $4.7 million at December 31, 2008. Cash increased $8.3 million or 691.0% to $9.5 million at June 30, 2009. Federal funds sold decreased $294,000 or 8.5% to $3.2 million at June 30, 2009. The increase in cash is due to $1.635 million received through the Government Capital Purchase Plan, $1.5 million from the State of Michigan CD Stimulus program, $4.0 million in certificates of deposit gained through the Qwickrate listing service and $1.2 million in new customer deposits. These funds will be utilized for loan fundings and to extend the duration of our liability portfolio to assist in reducing our liability sensitive position.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments
Total investment securities available-for-sale decreased $940,000 or 24.2% to $2.9 million at June 30, 2009, compared to $3.9 million at December 31, 2008. The decrease in investment securities is primarily attributable to the sale of a corporate security and the call of three U.S. Government agency securities, resulting in an approximate decrease of $1.8 million, offset by $790,000 in U.S. Government agency security purchases and the purchase of $162,100 in FHLBI stock. The Bank purchased $162,100 in FHLB stock as a requirement of our membership in the Federal Home Loan Bank of Indianapolis. The remaining decrease was due to repayments on mortgage backed securities. The Bank had no held to maturity securities as of June 30, 2009 and December 31, 2008.
Loans, Credit Quality and Allowance for Loan Losses
During the first six months of 2009, loans, net of the allowance for loan losses, increased $9.5 million or 16.8%, to $65.6 million at June 30, 2009 up from $56.1 million at December 31, 2008. The largest single category increase within loans, as noted in Note 4 to the financial statements, was commercial non real estate loans which increased by $3.7 million or 69.3% to $11.9 million at June 30, 2009. Equity lines of credit increased by $2.5 million or 19.5% to $12.9 million at June 30, 2009. Commercial real estate increased by $3.7 million or 16.1% to $26.8 million at the current quarter end. These loans are for the most part owner occupied properties. These increases are due in part to increased draws on existing lines as well as continued business development efforts. Multifamily real estate loans increased approximately $926,000 or 12.1% to $8.6 million at June 30, 2009. The increase is due to new loan production.
The allowance for loan losses was $840,000 or 1.26% of loans at June 30, 2009. For the three and six month periods ended June 30, 2009, there was one home equity line of credit loan charge off for approximately $18,000 due to it becoming a probate matter, which occurred in the second quarter of 2009. There were no loan charge offs during the three and six month periods ended June 30, 2008. The Corporation had no loan recoveries during the three and six month periods ended June 30, 2009. In the second quarter of 2008, the Corporation did recover approximately $84,000 on a loan charged-off in 2007. There were no loans over 90 days past due and still accruing interest at June 30, 2009 or 2008, but as previously stated one account totaling $817,018 that was not past due was placed on non-accrual status during April 2009. Subsequent to the end of the second quarter this non-accrual loan was paid in full during early August 2009.
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
Management evaluates the condition of the loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses. Management’s evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is currently adequate, based on the broad range of considerations listed above but will during 2009 increase its planned provision to increase the reserve to around 1.30% of total loans due to the continued unstable economic environment that we are operating within.

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
Premises and Equipment
Premises and equipment, net of depreciation, was $2.1 million as of June 30, 2009 and $2.2 million at December 31, 2008. The Corporation has no plans for significant additions over the next twelve months.
Deposits
Total deposits were $73.3 million as June 30, 2009, an increase of $15.6 million over December 31, 2008. In the deposit categories, noninterest bearing DDA deposits were $7.4 million, which were made up primarily of business accounts. NOW accounts which, except for limited circumstances, are owned by individuals were $7.8 million at June 30, 2009, while Money Market accounts were $10.9 million and Savings accounts were $9.6 million at the current quarter end. Certificates of deposit were $37.6 million at June 30, 2009. Of this amount $23.6 million was in certificates greater than $100,000. Beginning in February 2008, the Corporation began advertising its rates on certain certificates of deposits on a national certificate of deposit network, which has attracted some deposits from outside the local market. We will continue to utilize this avenue to supplement our deposit base as we continue to focus on growing our portion of the local retail and commercial deposit market. We have also chosen to participate in the MI-CD program with the State of Michigan. This program allows us to acquire State of Michigan certificate of deposit funds at below market rates to aid in the funding of our loan portfolio. Currently, $1.5 million in these funds are included in our time deposits over $100,000.

	As of June 30,
	2009
(000s omitted)	Balance	Percentage
Noninterest bearing demand	$7,450	10.2%
NOW accounts	7,855	10.7
Money market	10,853	14.8
Savings	9,608	13.1
Time deposits under $100,000	13,993	19.1
Time deposits over $100,000	23,568	32.1

Total deposits	$73,327	100.0%

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Net Interest Income
Net interest income for the three months ended June 30, 2009 and 2008 were $610,000 and $457,000 respectively. Interest income on loans was $894,000 and $729,000 for the three months ended June 30, 2009 and 2008, respectively. The growth in interest income on loans was driven by continued growth in the loan portfolio. Deposit interest expense of $328,000 and $340,000 for the three month periods ended June 30, 2009 and 2008, respectively, decreased due to the growth in savings accounts and certificates of deposit accounts being offset by significantly lower interest rates offered during the 2nd quarter of 2009 compared to the same period in 2008.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability and the net interest margin for the three month period ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance		Yield/	Balance		Yield/
	(000s)	Interest	Rate	(000s)	Interest	Rate
Interest-earning assets
Loans	$62,027	$893,654	5.76%	$47,393	$728,511	6.15%
Securities	3,507	37,105	4.23%	1,856	26,490	5.71%
Federal funds sold	2,921	1,024	0.14%	8,447	41,830	1.98%
Interest-bearing balance with other financial institutions	4,548	6,256	0.55%	—	—	—

Total interest-earning assets	73,003	938,039	5.14%	57,696	796,831	5.52%

Cash and due from banks	1,484			1,243
All other assets	1,688			2,019

Total assets	$76,175			$60,958

Interest-bearing liabilities
NOW accounts	$7,908	16,927	0.86%	$7,809	31,733	1.63%
Money market	10,063	30,157	1.20%	11,905	55,563	1.87%
Savings	9,122	39,253	1.72%	386	1,513	1.57%
Time deposits	32,371	241,931	2.99%	24,858	250,877	4.04%

Total interest-bearing liabilities	59,464	328,268	2.21%	44,958	339,686	3.02%

Non-interest bearing deposits	5,910			5,606
All other liabilities	220			325

Total liabilities	65,594			50,889
Shareholders’ equity	10,581			10,069

Total liabilities and shareholders’ equity	$76,175			$60,958

Net interest income		$609,771			$457,145

Net spread			2.93%			2.50%

Net interest margin (1)			3.34%			3.17%

Ratio of interest-earning assets to interest-bearing liabilities	122.77%			128.33%

(1)	Net interest earnings divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net interest income for the six months ended June 30, 2009 and 2008 was $1.153 million and $.871 million respectively. Interest income on loans was $1.7 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. As indicated above, the growth in interest income on loans was driven by continued growth in the loan portfolio. Significant growth in interest bearing deposit balances, offset by significantly lower interest rates offered in 2009, resulted in slightly increased levels of deposit interest expense. Interest expense was $668,000 and $653,000 for the six month periods ended June 30, 2009 and 2008, respectively.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability and the net interest margin for the six month period ended June 30, 2009 and 2008, respectively.

	Six Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance		Yield/	Balance		Yield/
	(000s)	Interest	Rate	(000s)	Interest	Rate
Interest-earning assets
Loans	$60,231	$1,736,475	5.77%	$43,599	$1,378,652	6.32%
Securities	3,443	74,511	4.33%	1,971	55,635	5.65%
Federal funds sold	2,659	1,915	0.14%	7,192	90,130	2.51%
Interest-bearing balance with
other financial institutions	3,340	7,596	0.45%	—	—	—

Total interest-earning assets	69,673	1,820,497	5.23%	52,762	1,524,417	5.78%

Cash and due from banks	1,727			1,251
All other assets	1,755			2,096

Total assets	$73,155			$56,109

Interest-bearing liabilities
NOW accounts	$7,735	38,840	1.00%	$8,360	91,368	2.19%
Money market	10,061	64,689	1.29%	11,772	141,548	2.40%
Savings	6,472	55,952	1.73%	359	2,831	1.58%
Time deposits	32,929	508,378	3.09%	19,394	417,681	4.31%

Total interest-bearing liabilities	57,197	667,859	2.34%	39,885	653,428	3.28%

Non-interest bearing deposits	5,849			5,644
All other liabilities	227			265

Total liabilities	63,273			45,794
Shareholders’ equity	9,882			10,315

Total liabilities and shareholders’ equity	$73,155			$56,109

Net interest income		$1,152,638			$870,989

Net spread			2.89%			2.50%

Net interest margin (1)			3.31%			3.30%

Ratio of interest-earning assets to interest-bearing liabilities	121.81%			132.29%

(1)	Net interest earnings divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The yield on interest-earning assets decreased for the quarter ended June 30, 2009 to 5.14% from 5.52% as compared to the same period in the prior year. Much of the decrease was due to reductions in the yield in the loan portfolio, particularly within the variable rate home equity portfolio with the prime rate changes that occurred during 2008. The yield on loans receivable decreased to 5.76% for the three months ended June 30, 2009 from 6.15% for the same period in 2008. The Corporation’s interest rate spread increased for the three months ended June 30, 2009 to 2.93% from 2.50% for the same period in 2008. The Corporation has benefited from an improvement in the spread on interest rates as reductions in the cost of deposits outpaced the reduction in loan yields. In the prior year, deposit rates were higher due to the competitive market as well as promotional rates offered by us as a de novo institution to attract and build the customer base. Net interest margin increased to 3.34% for the three months ended June 30, 2009 up from 3.17% for the same period in 2008. As loan growth continues, management expects to utilize the liquidity of the federal funds sold and interest-bearing balances with other financial institutions, in addition to local deposits, which will improve the yield on interest-earning assets, which should translate to continued improvement in the net interest margin.
The yield on interest-earning assets decreased for the six month period ended June 30, 2009 to 5.23% from 5.78% as compared to the same period in the prior year. The yield on loans receivable decreased to 5.77% for the six months ended June 30, 2009, down from 6.32% for the same period in 2008. As indicated above, these decreases relate directly to decreases in the prime lending rate throughout 2008. The Corporation’s interest rate spread increased for the six months ended June 30, 2009 to 2.89%, up from 2.50% for the same period in 2008. Net interest margin increased to 3.31% for the six months ended June 30, 2009, up from 3.30% for the same period in 2008. Management expects that the excess liquidity held in federal funds sold and Federal Reserve balances will be utilized in the third quarter through continued loan growth, depletion due to non-renewal of certain higher rate certificates of deposit maturing and the purchase of higher yield investment products, which will improve the yield on interest earning assets.
Provision for Loans Losses
The provision for loan losses was $115,000 and $95,000 for the three months ended June 30, 2009 and 2008, respectively. The increase from the previous comparable period in provision for loan losses was due to the loan portfolio growing by $7.0 million for the three months ended June 30, 2009, while the increase in the loan portfolio for the same period in 2008 was $5.8 million. The provision for loan losses was $148,000 and $145,000 for the six months ended June 30, 2009 and 2008, respectively. The 2008 number included a specific reserve on a loan placed on non-accrual status during the second quarter. As of the end of June 2009, one performing loan was on non-accrual status; however this loan was paid in full during early August 2009. Due to the continuing difficult economic conditions, management has decided to gradually increase the provision to build our loan loss reserve levels to a more conservative 1.30% of total loans during 2009.
Non-Interest Income
Non-interest income was $24,500 and $23,600 for the three months ended June 30, 2009 and 2008, respectively. Loan fees and charges increased to approximately $2,500 for the three months ended June 30, 2009, up from $1,100 for the same period in 2008. Other income increased to approximately $5,000 for the quarter ended June 30, 2009, up from $2,500 for the same period in 2008. This increase is due to an increase in VISA/MasterCard merchant processing referral fees and commissions of approximately $1,800 from the same period in 2008, as well as increased check ordering fees generated by increased customer orders. Deposit fees and charges decreased to $17,000 for the three months ended June 30, 2009, down from $20,000 for the same period in 2008. This decrease is primarily due to decreases in official check and wire transfer activity fees.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-interest income was $50,200 and $61,600 for the six months ended June 30, 2009 and 2008, respectively. Loan fees and charges decreased to approximately $5,700 for the first half of 2009 compared to $11,800 for the same period in 2008. This decrease is due to a prepayment penalty on a commercial loan payoff in January 2008. Deposit fees and charges decreased to approximately $34,700 for the six months ended June 30, 2009, down from approximately $37,800 for the same period in 2008. As mentioned above, this decrease is primarily due to decreases in official check and wire transfer fees of approximately $8,000, which was offset by an increase in ATM transaction fees of approximately $3,400. Other income decreased to approximately $9,800 for the six months ended June 30, 2009, down from approximately $11,900 for the same period in 2008. This decrease is due primarily to a gains recognized for calls on two investment securities in 2009 totaling approximately $3,000, while gains recognized for calls on certain investment securities in 2008 totaled approximately $6,500.
Non-Interest Expense
Non-interest expense for the three months ended June 30, 2009 and 2008 was $991,500 and $784,700 respectively. Salaries and benefits continued to be the largest component of non-interest expense. Salaries and benefits increased $94,200, or 30.1%, to $406,800 for the quarter ended June 30, 2009 up from $312,500 for the same period of 2008. The current period included salaries for an increase of three additional employees, none of which were included in salaries for the same period in 2008. Occupancy expenses remained relatively stable at $202,000 for the quarter ended June 30, 2009 up from $199,000 for the same period of 2008. Data processing expenses were $50,000 for the three month period ended June 30, 2009, compared to $43,000 for the same period in 2008 mainly due to loan and deposit growth and price increases from the vendor. Advertising expenses were $23,000 for the three months ended June 30, 2009, down from $36,000 as compared to the same period in 2008. The prior year three month period included sales promotional materials and direct mail marketing materials which were not incurred in the same period in 2009. Professional fees were $117,000 for the three months ended June 30, 2009 compared to $73,000 for the same period in 2008. For the quarter ended June 30, 2009, the Corporation recognized $17,200 for legal expenses related to the Capital Purchase Program Participation and $19,000 in consulting expense related to remote deposit capture and technology consulting, both of which were not applicable to the same period in 2008. Other expenses increased to $179,000 for the three months ended June 30, 2009 compared to $102,000 for the same period in 2008. This increase is due in large part to regulatory assessment expenses being $68,000 in the three months ended June 30, 2009 compared to $16,000 for the same period in 2008 as a special assessment was charged this year to all financial institutions by the FDIC, in addition to increased assessments due to the Corporation’s deposit growth from the same period in the prior year.
Non-interest expense for the six months ended June 30, 2009 and 2008 was $1.84 million and $1.81 million, respectively. Salaries and benefits decreased $84,000, or 9.7%, to $778,000 for the six months ended June 30, 2009, down from $862,000 for the same period of 2008. In the first quarter of 2008, management of the Corporation reduced staffing in several key areas. This decrease in compensation expense remained throughout 2008 and into 2009. The staff additions made during the second quarter of this year offset a portion of this compensation reduction. Occupancy expenses remained relatively stable at $415,000 for the six months ended June 30, 2009 down from $418,000 for the same period of 2008. Data processing expenses were $104,000 for the six month period ended June 30, 2009 compared to $87,000 for the same period in 2008. These increased costs are due to increases in volume in the current year which is the basis for most of the data processing costs. In addition, increased ATM usage has increased the ATM transaction fees incurred in the current year. Advertising expenses remained relatively stable at $57,300 for the six months ended June 30, 2009, down from $59,600 as compared to the same period in 2008. Professional fees were $197,000 for the six months ended June 30, 2009 compared to $160,000 for the same period in 2008. The increase was related to specific programs which required legal review and are not expected to be recurring. Other expenses increased to $258,000 for the six months ended June 30, 2009 compared to $190,000 for the same period in 2008. Regulatory assessments accounted for the majority of the difference. The increase in our deposit base will continue to increase the normal deposit insurance assessment, and the FDIC has the ability to assess additional special assessments across the industry as needed.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income Taxes
No income tax expense or benefit was recognized during the three and six month periods ended June 30, 2009 or 2008 due to the tax loss carry-forward position of the Corporation. An income tax benefit may be booked in future periods when the Corporation begins to turn a profit and management believes that profitability will be expected for the foreseeable future beyond that point.
LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT
Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have sufficient funds available to meet our future commitments. As of June 30, 2009, unused commitments totaled $14.3 million. As a majority of the unused commitments represent commercial and equity lines of credit, experience has shown that only a small portion of the unused commitments will normally be drawn upon. While we expect to see an increase in advances on the home equity lines of credit under these tough economic times, we believe that these usage numbers will not be excessive or have a major impact on our liquidity needs. A significant portion (74%), of the Bank’s time deposits of $37.6 million matures within twelve months from June 30, 2009. This is down from 89% as of March 31, 2009. The Bank continues to focus on increasing its share of the local commercial and retail deposit market and extending the duration of those deposits. We have developed several alternative funding sources to supplement our deposit base in order to satisfy our liquidity needs. We utilize an online listing service that allows us to bring in deposits from outside the local marketplace and we have chosen to participate in the State of Michigan’s MI-CD program, which allows us to pull in below market rate certificate of deposit dollars to aid in the funding of our loan portfolio. In addition, our application to the Federal Home Loan Bank of Indianapolis has been approved and a credit line with the Federal Reserve Bank was established to provide additional funding sources should they be needed.
The largest uses and sources of cash and cash equivalents for the Corporation for the quarter ended June 30, 2009, as noted in the Consolidated Statement of Cash Flows, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The uses of cash in investing activities were largely due to the increases in loan portfolio, and the cash provided from increases in deposits contributed to the total cash and cash equivalents at the end of June 30, 2009 of $12.7 million, which was an increase of $8.0 million from $4.7 million from December 31, 2008.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Bank was well-capitalized as of June 30, 2009. Note 7 to the financial statements are hereby incorporated by reference. At June 30, 2009, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size. The Corporation does anticipate that it will require $4.0 to $6.0 million in additional equity during the next 36 months of operations in order to continue to grow while meeting regulatory capital requirements. Management applied for and was granted in April 2009 $1.635 million in funding under the U.S. Treasury’s Capital Purchase Program as part of our equity plan. The Corporation continues to explore the capital markets with the aid of consultants to determine how and when it may raise the additional equity management feels will be needed to continue to expand our business in a controlled and prudent manner.
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
Off-Balance Sheet Arrangements
As of June 30, 2009, unused commitments totaled $14.3 million. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank has experienced an increase in line usage during 2009 which is not unexpected and has caused no undue burden to the Corporation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Corporation’s primary market risk exposure is interest rate risk and liquidity risk. All of the Corporation’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Any impacts that changes in foreign exchange rates would have on interest rates are assumed to be insignificant.
Interest rate risk (IRR) is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Corporation’s safety and soundness. The Board of Directors has instituted a policy setting limits on the amount of interest rate risk that may be assumed. Management evaluates the Corporation’s level of through a series of measurement techniques including gap analysis, earning simulations, and economic value of equity simulations. This detailed process is performed on a quarterly basis, but is managed daily. The Bank continues to be in a liability sensitive position and management continues to work toward creating a more closely matched portfolio to minimize any potential impact that changing rates could have on earnings in the short term. The institution is well positioned with the latest balance sheet shock analysis showing that over the long term, rate changes pose only a minimal risk to our economic value of equity (EVE ratio).This information is provided to the Board of Directors on a quarterly basis detailing interest rate risk estimates and activities to mitigate such risk.
The Corporation has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2008, which information can be located in the Corporation’s annual report on Form 10-K.

ITEM 4T.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report we carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
There were no changes in the Corporation’s internal controls over financial reporting during the period ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
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
On April 24, 2009, the Company completed the sale of $1.635 million of Series A preferred stock and a warrant to purchase Series B preferred stock to the United States Department of the Treasury (the “U.S. Treasury”) under U.S. Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008 (“EESA”). The Company issued and sold (1) 1,635 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (2) a warrant (the “Warrant”) to purchase 82 shares of the Company’s Series B, liquidation preference of $1,000 per share (the “Series B Preferred Shares”) at an exercise price of $0.01 per share. The Warrant was immediately exercised by the U.S. Treasury. The issuance of the Series A Preferred Shares, the Warrant, and the Series B Preferred Shares was exempt from registration as a transaction by an issuer not involving any public offering under Section 4(2) of the Securities Act of 1933. The proceeds of the issuance will be used to fund loan growth.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Corporation held its annual meeting of Shareholders on May 18, 2009 at 7:00 p.m. at the Birmingham Community House, 151 South Bates Street in Birmingham, MI. At the meeting one item was presented for voting; the election of directors. The results were as follows:
The following directors were re-elected to the term indicated:
Class I directors with a term expiring in 2012:

	FOR	WITHHELD
Lance N. Krajacic	939,139	24,500
Thomas J. Wagner	939,389	24,300
William R. Aikens	936,139	27,550
Harry Cendrowski	921,139	42,550
Continuing directors are as follows:
Donald E. Copus, Robert E. Farr, Charles Kaye, Scott McCallum, Daniel P. O’Donnell and Harry G. Spellman with terms expiring in 2010; John M. Erb, Charles T. Pryde, Walter G. Schwartz with terms expiring in 2011; and Lance N. Krajacic, Thomas J. Wagner, Harry Cendrowski and William R. Aikens with terms expiring in 2012.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

ITEM 5.	OTHER INFORMATION.
This item is not applicable.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation

10.1	Letter Agreement dated April 24, 2009 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein between the Company and the U.S. Treasury *

10.2	Form of Waiver of Senior Executive Officers (included as Annex C to the Securities Purchase Agreement filed as Exhibit 10.1 hereto) *

10.3	Form of Omnibus Amendment Agreement *

10.4	Side Letter Agreement dated April 24, 2009 between the Company and the U.S. Treasury *

10.5	Executive Employment Agreement with Robert E. Farr **

10.6	Executive Employment Agreement with Lance N. Krajacic, Jr. **

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 02 2002.

*	Incorporated by reference from Form 8-K filed on April 30, 2009.

**	Incorporated by reference from Form 8-K filed on May 21, 2009.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: August 14, 2009	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: August 14, 2009	By:	/s/ Deb Thompson
Deb Thompson
Chief Financial Officer

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation

10.1	Letter Agreement dated April 24, 2009 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein between the Company and the U.S. Treasury *

10.2	Form of Waiver of Senior Executive Officers (included as Annex C to the Securities Purchase Agreement filed as Exhibit 10.1 hereto) *

10.3	Form of Omnibus Amendment Agreement *

10.4	Side Letter Agreement dated April 24, 2009 between the Company and the U.S. Treasury *

10.5	Executive Employment Agreement with Robert E. Farr **

10.6	Executive Employment Agreement with Lance N. Krajacic, Jr. **

31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32.1	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350

*	Incorporated by reference from Form 8-K filed on April 30, 2009.

**	Incorporated by reference from Form 8-K filed on May 21, 2009.