Form 10-Q
period 2009-09-30
Birmingham Bloomfield Bancshares
filed 2009-11-13
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐     No ☑
The number of shares outstanding of the issuer’s Common Stock as of November 13, 2009, was 1,800,000 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

Cash and cash equivalents
Cash	$6,920,168	$1,201,318
Federal funds sold	2,410,489	3,462,179

Total cash and cash equivalents	9,330,657	4,663,497

Securities, available for sale (Note 3)	4,406,090	3,880,401

Loans (Note 4)
Total loans	67,485,024	56,840,675
Less: allowance for loan losses	(872,426)	(710,000)

Net loans	66,612,598	56,130,675

Premises & equipment (Note 6)	2,023,389	2,232,317
Interest receivable and other assets	440,005	391,646

Total assets	$82,812,739	$67,298,536

Liabilities and Shareholders’ Equity

Deposits (Note 5)
Non-interest bearing	$7,897,199	$5,194,795
Interest bearing	64,694,097	52,553,240

Total deposits	72,591,296	57,748,035

Interest payable and other liabilities	204,686	238,532

Total liabilities	72,795,982	57,986,567

Shareholders’ equity
Senior cumulative perpetual preferred stock series A $1,000 liquidation value per share, 5% Authorized, issued and outstanding — 1,635 shares	1,635,000	—
Warrant cumulative perpetual preferred stock series B $1,000 liquidation value per share, 9% Authorized, issued and outstanding — 82 shares	82,000	—
Discount on senior preferred stock	(84,154)	—
Premium on warrant preferred stock	9,148	—
Common stock, no par value
Authorized — 4,500,000 shares
Issued and outstanding — 1,800,000 shares	17,034,330	17,034,330
Additional paid in capital — share based payments	485,764	466,553
Accumulated deficit	(9,254,567)	(8,311,252)
Accumulated other comprehensive income	109,236	122,338

Total shareholders’ equity	10,016,757	9,311,969

Total liabilities and shareholders’ equity	$82,812,739	$67,298,536

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest Income
Loans, including fees	$1,038,306	$817,556	$2,774,781	$2,196,208
Taxable securities	36,437	42,176	110,948	97,811
Federal funds sold	1,019	23,711	2,934	113,841
Correspondent bank	9,526	—	17,122	—

Total interest income	1,085,288	883,443	2,905,785	2,407,860

Interest expense
Deposits	337,221	351,789	1,005,080	1,005,217

Total interest expense	337,221	351,789	1,005,080	1,005,217

Net interest income	748,067	531,654	1,900,705	1,402,643

Provision for loan losses	32,000	109,146	180,776	253,811

Net interest income after provision for loan losses	716,067	422,508	1,719,929	1,148,832

Non-interest income
Loan fees and charges	4,337	3,198	10,008	15,027
Deposit fees and charges	20,053	15,492	54,779	53,307
Other income	2,916	16,224	12,733	28,141

Total non-interest income	27,306	34,914	77,520	96,475

Non-interest expense
Salaries and benefits	398,630	301,753	1,176,724	1,163,357
Occupancy & equipment expense	191,873	198,158	607,413	616,402
FAS 123R share based payments	5,911	(21,000)	19,211	—
Data processing expense	54,845	47,973	158,610	135,068
Advertising and public relations	(650)	10,110	56,608	69,721
Professional fees	72,663	54,311	269,977	197,067
Printing and office supplies	5,400	5,384	21,422	19,510
Other expense	138,130	95,310	396,323	302,068

Total non-interest expense	866,802	691,999	2,706,288	2,503,193

Net loss before taxes	(123,429)	(234,577)	(908,839)	(1,257,886)

Income taxes	—	—	—	—

Net loss	$(123,429)	$(234,577)	$(908,839)	$(1,257,886)

Dividend on senior preferred stock	(20,438)	—	(25,207)	—
Accretion of discount on pref stock	(4,422)	—	(7,846)	—

Effective dividend on preferred stock	(24,860)	—	(33,053)	—

Dividend on warrant preferred stock	(1,845)	—	(2,275)	—
Amortization of premium on warrant pref stk	480	—	852	—

Effective dividend on warrant pref stk	(1,365)	—	(1,423)	—

Net loss applicable to common shareholders	$(149,654)	$(234,577)	$(943,315)	$(1,257,886)

Basic loss per share	$0.08	$(0.13)	$0.52	$(0.70)

Diluted loss per share	$0.08	$(0.13)	$0.52	$(0.70)

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
January 1, 2009 to September 30, 2009
(Unaudited)

			Additional		Accumulated Other
			Paid in	Accumulated	Comprehensive
	Preferred Stock	Common Stock	Capital	Deficit	Income	Total

Balance at January 1, 2009	—	$17,034,330	$466,553	$(8,311,252)	$122,338	$9,311,969
Issue senior preferred stock	1,635,000	—	—	—	—	1,635,000
Issue warrant preferred stock	82,000	—	—	—	—	82,000
Discount senior pref. stock	(84,154)	—	—	—	—	(84,154)
Amortization	—	—	—	(7,846)	—	(7,846)
Premium warrant pref. stock	9,148	—	—	—	—	9,148
Accretion	—	—	—	852	—	852
Preferred dividends				(27,482)		(27,482)
Share based payments	—	—	19,211	—	—	19,211
Comprehensive loss:
Net loss	—	—	—	(908,839)	—	(908,839)
Unrealized gain on securities	—	—	—	—	(13,102)	(13,102)

Total comprehensive loss						(921,941)

Balance at September 30, 2009	$1,641,994	$17,034,330	$485,764	$(9,254,567)	$109,236	$10,016,757

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(908,839)	$(1,257,886)
Share based payments expense	19,211	—
Provision for loan losses	180,776	253,811
Accretion of securities	(3,531)	(20,821)
Gain on sales or calls of securities	(3,027)	(19,270)
Depreciation expense	225,674	234,000
Net (increase) decrease in other assets	(48,359)	92,466
Net increase (decrease) in other liabilities	(33,846)	53,541

Net cash used in operating activities	(571,941)	(664,159)

Cash flows from investing activities
Increase in loans	(10,662,699)	(18,875,912)
Purchase of securities	(2,954,862)	(2,978,241)
Proceeds from sales, calls or maturities of securities	2,422,629	1,285,802
Purchases of premises and equipment improvements	(16,746)	(25,276)

Net cash used in investing activities	(11,211,678)	(20,593,627)

Cash flows from financing activities
Increase in deposits	14,843,261	18,537,249
Proceeds from sale of senior preferred stock	1,635,000	—
Dividend on senior preferred stock	(27,482)	—

Net cash provided by financing activities	16,450,779	18,537,249

Increase in cash and cash equivalents	4,667,160	(2,720,537)

Cash and cash equivalents at the beginning of the period	4,663,497	5,139,126

Cash and cash equivalents at the end of the period	$9,330,657	$2,418,589

Supplemental cash flow information:
Cash paid for interest:	$1,070,918	$882,655
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. Events occurring subsequent to the balance sheet date through November 13, 2009 (the date of filing with the Securities and Exchange Commission) have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary the Bank of Birmingham (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Developments
During May of 2009 the Financial Accounting Standards Board issued FASB ASC 855, “Subsequent Events” (formerly SFAS 165). This statement establishes standards under which an entity shall recognize and disclose events that occur after the balance sheet date but before the related financial statements are issued or are available to be issued. FASB ASC 855 is in effect for fiscal years and interim periods ending after June 15, 2009. Birmingham Bloomfield Bancshares’ adoption of FASB ASC 855 had no impact on our consolidated financial position or results of operations.
In June 2009, the Financial Accounting Standards board issued three additional pronouncements. Birmingham Bloomfield Bancshares is assessing the impact of the adoption of these pronouncements on its consolidated financial position and results of operations. The pronouncements were:
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (the “Codification” or “ASC”)
FASB ASC 105, “Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (formerly SFAS No. 168). On the effective date of FASB ASC 105, the codification will become the sole source of authoritative U.S. Generally Accepted Accounting Principles, (GAAP), recognized by the Financial Accounting Standards Board. This pronouncement is effective for interim and fiscal years ending after September 15, 2009. As FASB ASC 105 does not alter current Generally Accepted Accounting Principles, Birmingham Bloomfield Bancshares’ adoption of the same is not expected to have any material impact on our

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consolidated financial position or results of operations. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification. All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.
FASB ASC 860, “Transfers and Servicing” (formerly SFAS No. 166). The objective of FASB ASC 860 is to improve both the relevance and the comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferring entity’s continuing involvement, if any, in the transferred financial assets. This pronouncement is effective for interim and annual reporting periods that begin after November 15, 2009.
FASB ASC 810, “Consolidation of Variable Interest Entities.” The objective of FASB ASC 810 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. FASB ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for the interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Birmingham Bloomfield Bancshares is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Corporation’s financial position or results of operation.
During August 2009, FASB issued FASB ASC 820, “Fair Value Measurements” (formerly ASU 2009-05). This update provides additional guidance on how to measure the fair value of liabilities. It does not require any new fair value disclosure measurements, but does reiterate the definition of the fair value of a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date. It also states that a company must consider its own nonperformance risk, including credit risk in the fair value measurement of liabilities. FASB ASC 820 is effective for interim and annual reporting periods beginning after issuance. Birmingham Bloomfield Bancshares adoption of the update as of October 1, 2009 is not expected to have any material impact on its consolidated financial position or results of operations.
In September 2009, FASB issued FASB ASC 820, “Fair Value Measurements” (formerly ASU 2009-12). If certain conditions are met, FASB ASC 820 allows reporting entities to use net asset value per share to estimate the fair value of these investments as a “practical expedient” in cases where there is no readily determinable fair value. The FASB ASC also requires disclosures by major category of investment about the attributes of the investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. FASB ASC 820 is effective for interim and annual periods ending after Dec. 15, 2009, with early application permitted. Adoption of FASB ASC 820 is not expected to have any material impact on Birmingham Bloomfield Bancshares, Inc.
Note 2 — Fair Value Accounting
On January 1, 2008, the Corporation adopted FASB ASC 820, “Fair Value Measurements” (formerly SFAS 157, SFAS 157-2 and SFAS 157-4). FASB ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC 820 was issued to bring conformity to the definition of fair value; prior to FASB ASC 820 there was no conformity in the accounting guidance regarding the definition of fair value. FASB ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (formerly SFAS 157-4), provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
emphasizes that the objective of a fair value measurement remains an exit price. The FASB ASC is effective for periods ending after June 15, 2009, with earlier adoption permitted. The adoption of FASB ASC 820 did not have a material effect on Birmingham Bloomfield Bancshares financial position or results of operations.
As of June 30, 2009 Birmingham Bloomfield Bancshares adopted FASB ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities” (formerly FSP 107-1 and APB 28-1), requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. Since FASB ASC 825 addresses financial statement disclosures only, its adoption, effective June 30, 2009, did not impact Birmingham Bloomfield Bancshares’ consolidated financial position or results of operations and the required disclosures have been provided within this note.
Valuation Hierarchy
FASB ASC 820 (formerly SFAS 157) establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and are the primary method of valuation used by Birmingham Bloomfield Bancshares, Inc. The three levels are defined as follows.
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

Level 2 assets and liabilities for Birmingham Bloomfield Bancshares, Inc. include available for sale investments in government sponsored agencies, asset backed securities, and investments in obligations of state and political subdivisions. Fair values of these items are determined via external pricing from vendors.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement, and include inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

Level 3 assets and liabilities for Birmingham Bloomfield Bancshares, Inc. include FHLB stock.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following table presents the financial instruments carried at fair value as of September 30, 2009, on the Consolidated Balance Sheet and by FASB ASC 820 valuation hierarchy (as described above):
Assets measured at fair value on a recurring basis as of September 30, 2009 (000s omitted):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	September
	Level 1	Level 2	Level 3	30, 2009
Securities available for sale	$—	$4,244	$162	$4,406

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
September 30, 2009 (unaudited)	cost	gains	losses	value
U.S. Government agency securities	$2,844	$13	$—	$2,857
Municipal securities	200	4	—	204
Mortgage backed securities	1,091	92	—	1,183
Corporate bonds	—	—	—	—
FHLB Stock	162	—	—	162

Total securities available for sale	$4,297	$109	$—	$4,406

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2008	cost	gains	losses	value
U.S. Government agency securities	$2,004	$30	$—	$2,034
Municipal securities	—	—	—	—
Mortgage backed securities	1,250	92	—	1,342
Corporate bonds	504	—	—	504
FHLB Stock	—	—	—	—

Total	$3,758	$122	$—	$3,880

As of September 30, 2009 and December 31, 2008, all securities are available for sale. The securities held in our portfolio experienced no rating changes during the quarter and remain at “AAA” for all except the municipal holding which is at “Aa3” based on ratings by Moody. At September 30, 2009, there were $1.5 million in securities pledged to secure public deposits from the State of Michigan. At December 31, 2008, there were no securities pledged to secure borrowings, public deposits or for other purposes required or permitted by law.
The amortized cost and estimated fair value of securities at September 30, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000s omitted):

		Estimated
	Amortized	fair
	cost	value
Due in one year or less	$—	$—
Due in one year through five years	3,044	3,061
Due in five years through ten years	162	162
Due after ten years	—	—

Subtotal	3,206	3,223

Mortgage backed securities, due after 10 years	1,091	1,183

Total	$4,297	$4,406

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Loans
A summary of the balances of loans are as follows (000s omitted):

	September 30,	December 31,
	2009	2008
	(unaudited)
Mortgage loans on real estate:
Residential 1 to 4 family	$1,709	$2,745
Multifamily	11,213	7,676
Commercial	29,302	23,085
Construction	1,218	3,000
Second mortgage	173	736
Equity lines of credit	11,347	10,381

Total mortgage loans on real estate	54,962	47,623
Commercial loans	12,069	8,242
Consumer installment loans	501	1,007

Total loans	67,532	56,872
Less:
Allowance for loan losses	872	710
Net deferred loan fees	47	31

Net loans	$66,613	$56,131

Activity in the allowance for loan losses for the periods ended September 30, are as follows (000s omitted):

	Three months ended		Nine months ended
	September 30,		September 30,
(unaudited)	2009	2008	2009	2008

Balance at beginning of period	$840	$789	$710	$560
Charge-offs	—	(198)	(18)	(198)
Recoveries	—	—	—	84
Provision for loan losses	32	109	180	254

Balance at end of period	$872	$700	$872	$700

At September 30, 2009, the Corporation had no impaired, nonaccrual loans and there were no loans over 90 days past due and still accruing interest.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Deposits
Deposits are summarized as follows (000s omitted):

	September 30,	December 31,
	2009	2008
	(unaudited)
Non-interest bearing deposits	$7,897	$5,195
NOW accounts	7,819	7,882
Savings and money market accounts	20,405	10,571
Certificates of deposit <$100,000	13,205	13,089
Certificates of deposit >$100,000	23,265	21,011

Total	$72,591	$57,748

At September 30, 2009, the scheduled maturities of time deposits maturing are as follows (000s omitted):

	<$100,000	>$100,000	Total
Within 12 months	$10,751	$16,717	$27,468
> 12 months	2,454	6,548	9,002

Total	$13,205	$23,265	$36,470

Note 6 — Leases and Commitments
The Corporation has entered into a lease agreement for its main office. Payments began in February 2005 and the initial term of the lease expires in October 2015. In October 2007, the Corporation exercised its first renewal option on the property which expires in October 2025. The main office lease has one additional ten year renewal option. The Corporation also entered into a lease agreement for its branch office in Bloomfield Township. Payments began in March 2006 and the lease expires February 2016. The Bloomfield branch office lease has one five year renewal option. Refer to Management Discussion and Analysis for additional information regarding the Bloomfield office lease. Rent expense under the lease agreements was $70,000 and $68,000 for the three months ended September 30, 2009 and 2008, respectively. Rent expense under the lease agreements was $209,000 and $205,000 for the nine months ended September 30, 2009 and 2008, respectively.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis (000s omitted):

2009	$71
2010	286
2011	292
2012	298
2013	304
Thereafter	3,365

Total	$4,616

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC 825 (formerly SFAS 107) excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.
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

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Fair Value of Financial Instruments — continued
The carrying values and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008, are as follows (in thousands):

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$9,331	$9,331	$4,663	$4,663
Securities available for sale	4,406	4,406	3,880	3,880
Loans	67,485	67,471	56,841	57,273
Accrued interest receivable	350	350	293	293

Financial liabilities:
Deposits	72,591	74,869	57,748	57,897
Accrued interest payable	87	87	153	153

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank of Birmingham was well-capitalized as of September 30, 2009. At September 30, 2009, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
The Bank’s actual capital amounts and ratios as of September 30, 2009 are presented in the following table (000s omitted):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$8,775	13.0%	$5,407	8.0%	$6,758	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$7,920	11.7%	$2,703	4.0%	$4,055	6.0%

Tier I capital (to average assets) Bank of Birmingham	$7,920	9.4%	$3,389	4.0%	$4,236	5.0%

As of December 31, 2008
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$9,345	16.6%	$4,491	8.0%	$5,614	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$8,635	15.4%	$2,246	4.0%	$3,369	6.0%

Tier I capital (to average assets) Bank of Birmingham	$8,635	12.8%	$2,695	4.0%	$3,369	5.0%

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Economic conditions have worsened for banks in general and particularly in Michigan as the U.S. economy has fallen into a recession. The nation’s economy as a whole including the banking industry has experienced significant downturns resulting in losses, additional government intervention and oversight, and additional expense from FDIC special assessments within our industry. The Bank has been very prudent in lending practices and those efforts continue to show a very clean loan portfolio through the third quarter of the year. Through management’s ongoing review of operations it was determined that the Bloomfield Hills branch location was not contributing to the profitability of the company in the manner anticipated. On October 1, 2009 the Corporation entered into an agreement with the lease holder for that location to terminate the lease effective January 18, 2010. The lease had an original termination date in February 2016. While the cost related to the closure of this location is expected to negatively impact earnings for 2009, the closure will aid in the reduction of ongoing operational costs which have been a hindrance in our efforts to achieve profitability. It is expected that the closure costs will be approximately $630,000 incurred in the fourth quarter that will allow for cost savings of approximately $300,000 per year going forward.
The Bank continues to use its capital for customer loans, investments and other general banking purposes. The Corporation’s initial offering proceeds have enabled the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. The Bank is no longer in de novo status as of July 27, 2009. The Corporation does anticipate that it will require $4.0 to $6.0 million in additional equity during the next 36 months of operations in order to continue to grow while meeting regulatory capital requirements. The Corporation has participated in the Government’s Capital Purchase Program, receiving $1.635 million in capital through the program to fulfill a portion of that need. A second application has been sent in for additional funding available under the program. No determination on the application has been made by the appropriate agencies as of this filing. Management is exploring additional options within the capital markets with the aid of consultants to determine how and when it may raise the anticipated necessary equity.
FINANCIAL CONDITION
At September 30, 2009, the Corporation’s total assets were $82.8 million, an increase of $15.5 million or 23.1% from December 31, 2008. Cash and cash equivalents increased by $4.7 million or 100.1%. Investment securities increased $.5 million or 13.5% from December 31, 2008 to September 30, 2009. Loans, net of the allowance for loan losses, increased by $10.5 million or 18.7% from December 31, 2008 to September 30, 2009. Total deposits increased by $14.8 million or 25.7% from December 31, 2008 to September 30, 2009. Basic and diluted loss per share for the three and nine months ended September 30, 2009 were $(0.08) per share and $(0.52) per share, respectively. These numbers include the impact of the Corporation’s participation in the Capital Purchase Program through the Department of Treasury. Basic and diluted loss per share for the three and nine months ended September 30, 2008 were $(0.13) per share and $(0.70) per share, respectively.
Cash and Cash Equivalents
Cash and cash equivalents increased $4.7 million or 100.1% to $9.3 million at September 30, 2009 up from $4.7 million at December 31, 2008. This difference is due to a decrease in Federal funds sold of $1.0 million and an increase in cash due to $1.6 million received through the Government Capital Purchase Plan, $1.5 million from the State of Michigan CD Stimulus program, and $2.6 million in certificates of deposit and new customer deposits. These funds will be utilized for future anticipated loan fundings.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments
Total investment securities available-for-sale increased $526,000 or 13.5% to $4.4 million at September 30, 2009, compared to $3.9 million at December 31, 2008. The increase in investment securities is primarily attributable to $2.8 million in U.S. Government agency security purchases and the purchase of $162,100 in FHLBI stock, offset by the sale of a corporate security and the call of four U.S. Government agency securities, resulting in an approximate decrease of $2.3 million. The remaining offset was due to repayments on mortgage backed securities. The Bank had no held to maturity securities as of September 30, 2009 and December 31, 2008.
Loans, Credit Quality and Allowance for Loan Losses
During the first nine months of 2009, loans, net of the allowance for loan losses, increased $10.5 million or 18.7%, to $66.6 million at September 30, 2009 up from $56.1 million at December 31, 2008. The largest single category increase within loans, as noted in Note 4 to the financial statements, was commercial non real estate loans which increased by $3.8 million or 46.4% to $12.1 million at September 30, 2009. Multifamily real estate increased by $3.5 million or 46.1% to $11.2 million at September 30, 2009. Commercial real estate increased by $6.2 million or 26.9% to $29.3 million at the current quarter end. These loans are for the most part owner occupied properties. These increases are due in part to increased draws on existing lines as well as continued business development efforts.
The allowance for loan losses was $872,000 or 1.29% of loans at September 30, 2009. For the three and nine month periods ended September 30, 2009, there was one home equity line of credit loan charge off for approximately $18,000 due to it becoming a probate matter, which occurred in the second quarter of 2009. For the three and nine month periods ended September 30, 2008, there were two loan charge-offs totaling approximately $198,000 in the third quarter, a commercial term loan for $173,000 and a consumer line of credit for $25,000. The Corporation had no loan recoveries during the three and nine month periods ended September 30, 2009. In the second quarter of 2008, the Corporation did recover approximately $84,000 on a loan charged-off from 2007. There were no loans over 90 days past due and still accruing interest at September 30, 2009 or 2008.
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
Management evaluates the condition of the loan portfolio monthly and again on a quarterly basis to determine the adequacy of the allowance for loan losses. Management’s evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is currently adequate, based on the broad range of considerations listed above. However, management planned a gradual increase in the ratio of loan loss reserve to total loans to around 1.30% for 2009 due to the continued unstable economic environment that the corporation is operating within.
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
Premises and Equipment
Premises and equipment, net of depreciation, was $2.0 million as of September 30, 2009 and $2.2 million at December 31, 2008. Due to the anticipated branch closure the Corporation will experience a write off of premises and equipment that are associated with that location. The charge will be approximately $498,000 during the fourth quarter of 2009. The Corporation currently is anticipating a change in data processing service providers during the first quarter of 2010. This change may require some additional hardware purchases, however these are not anticipated to have a material impact on expenses.
Deposits
Total deposits were $72.6 million at September 30, 2009, an increase of $14.8 million over December 31, 2008. In the deposit categories, noninterest bearing DDA deposits were $7.9 million, which were made up primarily of business accounts. NOW accounts which, except for limited circumstances, are owned by individuals were $7.8 million at September 30, 2009, while Money Market accounts were $9.8 million and Savings accounts were $10.6 million at the current quarter end. Certificates of deposit were $36.5 million at September 30, 2009. Of this amount $23.3 million was in certificates greater than $100,000. Beginning in February 2008, the Corporation began advertising its rates on certain certificates of deposits on a national certificate of deposit network, which has attracted some deposits from outside the local market. We will continue to utilize this avenue to supplement our deposit base as we continue to focus on growing our portion of the local retail and commercial deposit market. We have also chosen to participate in the MI-CD program with the State of Michigan. This program allows us to acquire State of Michigan certificate of deposit funds at below market rates to aid in the funding of our loan portfolio. Currently, $1.5 million in these funds are included in our time deposits over $100,000.

	As of September 30,
	2009
(000s omitted)	Balance	Percentage
Noninterest bearing demand	$7,897	10.9
NOW accounts	7,819	10.8
Money market	9,845	13.6
Savings	10,560	14.5
Time deposits under $100,000	13,205	18.1
Time deposits over $100,000	23,265	32.1

Total deposits	$72,591	100.0%

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Net Interest Income
Net interest income for the three months ended September 30, 2009 and 2008 were $748,000 and $532,000 respectively. Interest income on loans was $1,038,000 and $818,000 for the three months ended September 30, 2009 and 2008, respectively. The growth in interest income on loans was driven by continued growth in the loan portfolio. Deposit interest expense of $337,000 and $352,000 for the three month periods ended September 30, 2009 and 2008, respectively, decreased due to the growth in savings accounts and certificates of deposit accounts being offset by significantly lower interest rates offered during the 3rd quarter of 2009 compared to the same period in 2008.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability as well as the net interest margin.

	Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance		Yield/	Balance		Yield/
	(000s)	Interest	Rate	(000s)	Interest	Rate

Interest-earning assets
Loans	$67,801	$1,038,306	6.13%	$53,000	$817,556	6.17%
Securities	3,773	36,437	3.86%	3,893	42,176	4.33%
Federal funds sold	2,316	1,019	0.18%	4,791	23,711	1.98%
Interest-bearing balance with other financial institutions	8,092	9,526	0.47%	—	—	—

Total interest-earning assets	81,982	1,085,288	5.30%	61,684	883,443	5.73%

Cash and due from banks	1,266			1,329
All other assets	1,574			1,958

Total assets	$84,822			$64,971

Interest-bearing liabilities
NOW accounts	$8,040	13,474	0.67%	$7,615	32,950	1.73%
Money market	10,261	26,402	1.03%	11,848	60,999	2.06%
Savings	10,038	39,102	1.56%	781	3,546	1.82%
Time deposits	37,495	258,243	2.75%	28,372	254,294	3.59%

Total interest-bearing liabilities	65,834	337,221	2.05%	48,616	351,789	2.89%

Non-interest bearing deposits	8,335			6,486
All other liabilities	644			291

Total liabilities	74,813			55,393
Shareholders’ equity	10,009			9,578

Total liabilities and shareholders’ equity	$84,822			$64,971

Net interest income		$748,067			$531,654

Net spread			3.25%			2.84%

Net interest margin (1)			3.65%			3.45%

Ratio of interest-earning assets to interest-bearing liabilities	124.53%			126.88%

(1)	Net interest earnings divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net interest income for the nine months ended September 30, 2009 and 2008 was $1.9 million and $1.4 million respectively. Interest income on loans was $2.8 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively. As indicated above, the growth in interest income on loans was driven by continued growth in the loan portfolio. Significant growth in interest bearing deposit balances, offset by significantly lower interest rates offered in 2009, resulted in consistent levels of deposit interest expense. Interest expense was $1.0 million for the two nine month periods ended September 30, 2009 and 2008.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability and the net interest margin for the nine month periods ended September 30, 2009 and 2008, respectively.

	Nine Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance		Yield/	Balance		Yield/
	(000s)	Interest	Rate	(000s)	Interest	Rate

Interest-earning assets
Loans	$62,782	$2,774,781	5.89%	$46,756	$2,196,208	6.26%
Securities	3,554	110,948	4.16%	2,616	97,811	4.99%
Federal funds sold	2,544	2,934	0.15%	6,386	113,841	2.38%
Interest-bearing balance with other financial institutions	4,927	17,122	0.46%	—	—	—

Total interest-earning assets	73,807	2,905,785	5.25%	55,758	2,407,860	5.76%

Cash and due from banks	1,586			1,277
All other assets	1,693			2,050

Total assets	$77,086			$59,085

Interest-bearing liabilities
NOW accounts	$7,837	52,314	0.89%	$8,109	124,318	2.04%
Money market	10,128	91,091	1.20%	11,797	202,547	2.29%
Savings	7,674	95,054	1.65%	501	6,377	1.70%
Time deposits	34,468	766,621	2.97%	22,409	671,975	4.00%

Total interest-bearing liabilities	60,107	1,005,080	2.23%	42,816	1,005,217	3.13%

Non-interest bearing deposits	6,691			5,927
All other liabilities	368			273

Total liabilities	67,166			49,016
Shareholders’ equity	9,920			10,069

Total liabilities and shareholders’ equity	$77,086			$59,085

Net interest income		$1,900,705			$1,402,643

Net spread			3.02%			2.63%

Net interest margin (1)			3.43%			3.35%

Ratio of interest-earning assets to interest-bearing liabilities	122.79%			130.23%

(1)	Net interest earnings divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The yield on interest-earning assets decreased for the quarter ended September 30, 2009 to 5.30% from 5.73% as compared to the same period in the prior year. Much of the decrease was due to reductions in the yield in the loan portfolio, particularly within the variable rate home equity portfolio with the prime rate changes that originally occurred during 2008 and have carried through 2009. The yield on loans receivable decreased to 6.13% for the three months ended September 30, 2009 from 6.17% for the same period in 2008. The Corporation’s interest rate spread increased for the three months ended September 30, 2009 to 3.25% from 2.84% for the same period in 2008. The Corporation has benefited from an improvement in the spread on interest rates as reductions in the cost of deposits outpaced the reduction in loan yields. In the prior year, deposit rates were higher due to the competitive market as well as promotional rates offered by us as a de novo institution to attract and build the customer base. Net interest margin increased to 3.65% for the three months ended September 30, 2009 up from 3.45% for the same period in 2008.
The yield on interest-earning assets decreased for the nine month period ended September 30, 2009 to 5.25% from 5.76% as compared to the same period in the prior year. The yield on loans receivable decreased to 5.89% for the nine months ended September 30, 2009, down from 6.26% for the same period in 2008. As indicated above, these decreases relate directly to decreases in the prime lending rate throughout 2008. The Corporation’s interest rate spread increased for the nine months ended September 30, 2009 to 3.02%, up from 2.63% for the same period in 2008. Net interest margin increased to 3.43% for the nine months ended September 30, 2009, up from 3.35% for the same period in 2008. Management expects that the excess liquidity held in federal funds sold and Federal Reserve balances will be utilized in the fourth quarter through continued loan growth, depletion of deposits due to non-renewal of certain higher rate certificates and the purchase of higher yield investment products, which will improve the yield on interest earning assets.
Provision for Loans Losses
The provision for loan losses was $32,000 and $109,000 for the three months ended September 30, 2009 and 2008, respectively. The decrease from the previous comparable period in provision for loan losses was due to the loan portfolio declining by $1.06 million for the three months ended September 30, 2009, while the increase in the loan portfolio for the same period in 2008 was $6.48 million. The provision for loan losses was $180,000 and $254,000 for the nine months ended September 30, 2009 and 2008, respectively. The 2008 number included a specific reserve on a loan placed on non-accrual status during the second quarter. Due to the continuing difficult economic conditions, management has decided to gradually increase the provision to build our loan loss reserve levels to a more conservative 1.30% of total loans during 2009.
Non-Interest Income
Non-interest income was $27,000 and $35,000 for the three months ended September 30, 2009 and 2008, respectively. This decrease is primarily due to decreases in official check and wire transfer activity fees. Loan fees and charges increased to approximately $4,300 for the three months ended September 30, 2009, up from $3,200 for the same period in 2008. Deposit fees and charges increased to $20,000 for the three months ended September 30, 2009, up from $15,500 for the same period in 2008. Other income decreased to approximately $3,000 for the quarter ended September 30, 2009, down from $16,000 for the same period in 2008. This decrease is due to a gain recognized on the sale of a mortgage backed security in the 3rd quarter of 2008.
Non-interest income was $77,500 and $96,500 for the nine months ended September 30, 2009 and 2008, respectively. Loan fees and charges decreased to approximately $10,000 for the first nine months of 2009 compared to $15,000 for the same period in 2008. This decrease is due to a prepayment penalty on a commercial loan payoff in January 2008. Deposit fees and charges increased to approximately $54,800 for the nine months ended September 30, 2009, up from approximately $53,300 for the same period in 2008. Other income decreased to approximately $12,700 for the nine months ended September 30, 2009, down from approximately $28,100 for

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
the same period in 2008. This decrease is due primarily to gains recognized for calls on two investment securities in 2009 totaling approximately $3,000, while gains recognized for calls on certain investment securities in 2008 totaled approximately $19,300.
Non-Interest Expense
Non-interest expense for the three months ended September 30, 2009 and 2008 was $867,500 and $692,000 respectively. Salaries and benefits continued to be the largest component of non-interest expense. Salaries and benefits increased $96,800, or 32.1%, to $398,600 for the quarter ended September 30, 2009 up from $301,800 for the same period of 2008. The current period included salaries for an increase of three additional employees, none of which were included in salaries for the same period in 2008. Occupancy expenses decreased slightly to $192,000 for the quarter ended September 30, 2009 from $199,000 for the same period of 2008. Data processing expenses were $54,800 for the three month period ended September 30, 2009, compared to $48,000 for the same period in 2008 mainly due to loan and deposit growth and price increases from the vendor. Advertising expenses were $(650) for the three months ended September 30, 2009, down from $10,100 as compared to the same period in 2008. The negative advertising expense for the current three month period is due to the partial reversal of an accrual booked in February 2009 for marketing expenses presented for payment, which related to prior years. These expenses were paid in September but at a negotiated 25% discount; therefore the remaining accrual was reversed. Professional fees were $72,700 for the three months ended September 30, 2009 compared to $66,000 for the same period in 2008. For the quarter ended September 30, 2009, the Corporation recognized $9,800 for legal expenses related to the Capital Purchase Program Participation, which was not applicable to the same period in 2008. Other expenses increased to $138,100 for the three months ended September 30, 2009 compared to $95,300 for the same period in 2008. This increase is due in large part to regulatory assessment expenses being $50,000 for the three months ended September 30, 2009 compared to $19,000 for the same period in 2008. This increase is tied to the Corporation’s deposit growth from the same period in the prior year.
Non-interest expense for the nine months ended September 30, 2009 and 2008 was $2.71 million and $2.50 million, respectively. Salaries and benefits increased $13,000, or 1.1%, to $1.176 million for the nine months ended September 30, 2009, up from $1.163 million for the same period of 2008. In the first quarter of 2008, management of the Corporation reduced staffing in several key areas. This decrease in compensation expense remained throughout 2008 and into 2009. The staff additions made during the second quarter of this year has since offset this compensation reduction. Occupancy expenses remained relatively stable at $607,000 for the nine months ended September 30, 2009 down from $616,000 for the same period of 2008. Data processing expenses were $159,000 for the nine month period ended September 30, 2009 compared to $135,000 for the same period in 2008. These increased costs are due to increases in volume in the current year which is the basis for most of the data processing costs. In addition, increased ATM usage has increased the ATM transaction fees incurred in the current year. Advertising expenses remained relatively stable at $56,600 for the nine months ended September 30, 2009, down from $69,700 as compared to the same period in 2008. Professional fees were $270,000 for the nine months ended September 30, 2009 compared to $226,000 for the same period in 2008. The increase was related to specific programs which required legal review and are not expected to be recurring. Other expenses increased to $396,000 for the nine months ended September 30, 2009 compared to $302,000 for the same period in 2008. Regulatory assessments accounted for the majority of the difference. The increase in our deposit base will continue to increase the normal deposit insurance assessment, and the FDIC has the ability to assess additional special assessments across the industry as needed. The FDIC has issued a notice of proposed rule making that would allow it to replenish the deposit insurance fund by requiring financial institutions to prepay share insurance assessments for the fourth quarter of 2009 and all of 2010 through 2012 on December 31, 2009. The comment period extended through October 28, 2009, but the rule would be effective immediately upon adoption. The payment of an estimated $475,000 would be recorded on the Corporation’s books as a prepaid asset that would be written down over the appropriate periods.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income Taxes
No income tax expense or benefit was recognized during the three and nine month periods ended September 30, 2009 or 2008 due to the tax loss carry-forward position of the Corporation. An income tax benefit may be booked in future periods when the Corporation begins to turn a profit and management believes that profitability will be expected for the foreseeable future beyond that point.
LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT
Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have sufficient funds available to meet our future commitments. As of September 30, 2009, unused commitments totaled $19.3 million. As a majority of the unused commitments represent commercial and equity lines of credit. Experience has shown that only a small portion of the unused commitments will normally be drawn upon. While we expect to see an increase in advances on the home equity lines of credit under these tough economic times, we believe that these usage numbers will not be excessive or have a major impact on our liquidity needs. A large portion (70%), of the Bank’s time deposits of $36.5 million matures within twelve months from September 30, 2009. This is on par with June 30, 2009, but down significantly from December 31, 2008 when 95% of deposits matured within one year. The Bank continues to focus on restructuring the deposit side of the balance sheet, extending the duration of those deposits to mitigate the effects of our liability sensitive position. We have been able to negate the negative impact of rising rates on our potential earnings over the short term. Several alternative funding sources have developed to supplement our deposit base in order to satisfy our liquidity needs. We utilize an online listing service that allows us to bring in deposits from outside the local marketplace and we have chosen to participate in the State of Michigan’s MI-CD program, which allows us to pull in below market rate certificate of deposit dollars to aid in the funding of our loan portfolio. In addition, our application to the Federal Home Loan Bank of Indianapolis has been approved and a credit line with the Federal Reserve Bank was established to provide additional funding sources should they be needed.
The largest uses and sources of cash and cash equivalents for the Corporation for the quarter ended September 30, 2009, as noted in the Consolidated Statement of Cash Flows, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The uses of cash in investing activities were largely due to increases in the loan portfolio, and the cash provided from increases in deposits contributed to the total cash and cash equivalents at the end of September 30, 2009 of $9.3 million, which was an increase of $4.7 million from $4.7 million at December 31, 2008.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Bank was well-capitalized as of September 30, 2009. Note 7 to the financial statements are hereby incorporated by reference. At September 30, 2009, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size. The Corporation does anticipate that it will require $4.0 to $6.0 million in additional equity during the next 36 months of operations in order to continue to grow while meeting regulatory capital requirements. Management applied for and was granted in April 2009 $1.6 million in funding under the U.S. Treasury’s Capital Purchase Program as part of our equity plan. A second application has been sent in for additional funding available under the program. No determination on the application has been made by the appropriate agencies as of this filing. Management is exploring additional options within the capital markets with the aid of consultants to determine how and when it may raise the anticipated equity management feels will be required to continue to expand our business in a controlled and prudent manner.

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
Off-Balance Sheet Arrangements
As of September 30, 2009, unused commitments totaled $19.3 million. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank has experienced a moderate increase in line usage during 2009 which is not unexpected and has caused no undue burden to the Corporation.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Corporation’s primary market risk exposure is interest rate risk and liquidity risk. All of the Corporation’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Any impacts that changes in foreign exchange rates would have on interest rates are assumed to be insignificant.
Interest rate risk (IRR) is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Corporation’s safety and soundness. The Board of Directors has instituted a policy setting limits on the amount of interest rate risk that may be assumed. Management evaluates the Corporation’s level of risk through a series of measurement techniques including gap analysis, earning simulations, and economic value of equity simulations. This detailed process is performed on a quarterly basis, but is managed daily. The Bank continues to be in a liability sensitive position and management continues to work toward creating a more closely matched portfolio to minimize any potential impact that changing rates could have on earnings in the short term. The institution is well positioned with the latest balance sheet shock analysis showing that over the long term, rate changes pose only a minimal risk to our economic value of equity (EVE ratio).This information is provided to the Board of Directors on a quarterly basis detailing interest rate risk estimates and activities to mitigate such risk.
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
There were no changes in the Corporation’s internal controls over financial reporting during the period ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
This item is not applicable.
ITEM 5. OTHER INFORMATION.
This item is not applicable.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 02 2002.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: November 13, 2009	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: November 13, 2009	By:	/s/ Deb Thompson
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