Form 10-K
period 2009-12-31
Birmingham Bloomfield Bancshares
filed 2010-03-31
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files
Yes ☐ No ☐
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
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $3,600,000.
As of March 20, 2010 1,800,000 shares of the common stock of the registrant were issued or outstanding.

Documents Incorporated by Reference:
Parts I and II — Portions of the Shareholder Report of the issuer for the year ended December 31, 2009.
Part III — Portions of the Proxy Statement of the issuer for its May 17, 2010 Annual Meeting.

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

                Market opportunities
          Primary service areas. Bank of Birmingham’s primary service area is Oakland County and surrounding areas, with its headquarters located at 33583 Woodward Avenue, Birmingham, Michigan. The Bank of Birmingham conducts most of its lending transactions from and within its primary service area and derives its deposits locally and through a national certificate of deposit listing service. Compared with other economically less fortunate areas of the state, Oakland County has a stable economy and population and is one of the most affluent counties in the country. From a wealth accumulation standpoint, the Bank’s specific target market compares favorably with any affluent area in the country. This situation continues to create opportunities for new businesses, including financial service providers such as the Bank, who wish to serve this affluent and distinct market albeit at a slower pace than in the recent past.
          Local economy. As a community bank, Bank of Birmingham is designed to serve the needs of the residents, small to medium-sized businesses and professionals within this county. Economic conditions have worsened for businesses including banks particularly in Michigan as the U.S. economy remains stagnant. Michigan has one of the highest foreclosure rates and unemployment rates in the country. While Oakland county is not immune to these issues, the demographics of the Birmingham Bloomfield area somewhat lessen the impact.
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
          According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2009, financial institutions in Oakland County, where the main office is located, held approximately $43.1 billion in total deposits. A significant portion of the deposits held in financial institutions in our primary banking market are attributable to branch offices of out-of-state banks. We believe that banks headquartered outside of our primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers. Through our local ownership and management, we believe that Bank of Birmingham is uniquely situated to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs. We believe that the Bank can compete effectively with larger and more established banks through an active business development plan and by offering local access, competitive products and services and more responsive customer service.

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
          Operating strategy. In order to achieve the level of prompt, responsive service that we believe is necessary to attract customers and to develop the bank’s image as a local bank with a community focus, the Bank of Birmingham will employ the following operating strategies:
•	Experienced senior management. The Bank’s senior management possesses extensive experience in banking industry, as well as substantial business and banking contacts in our primary service areas.

•	Quality employees. Bank of Birmingham will strive to hire highly trained and seasoned staff.

•	Community-oriented board of directors. All of the Bank’s directors are either experienced bankers or local business and community leaders. Most have significant business ties to the Bank’s primary service areas, enabling them to be sensitive and responsive to the needs of the community. Additionally, the board of directors represents a wide variety of business experience and community involvement.

•	Highly visible sites. The main office is highly visible and located in close proximity to major traffic arteries. The main office is located at 33583 Woodward Avenue, Birmingham, Michigan in an area that provides easy access to potential banking customers traveling in the Birmingham area. We believe that this site gives the Bank a highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area. We believe this enhances the Bank’s image as a strong competitor.

•	Individual customer focus. Bank of Birmingham focuses on providing individual service and attention to our target customers, which include local businesses, professionals and individuals. The Bank’s products and services are delivered personally though two full-service offices and supported by effective technical and non-technical service delivery systems. Clients will enjoy the convenience of on-site visits by the Bank’s business relationship managers, a courier service for non-cash deposits and business consultation services.

•	Financial and information center. Bank of Birmingham serves as a financial and information center for the community, and will assemble and sponsor professionals to conduct seminars and workshops on a variety of subjects of interest to assist members of our community in developing or enhancing their personal and professional effectiveness.

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
Other banking services
          Other banking services include cashier’s checks, travelers’ checks, and direct deposit of payroll and Social Security checks, night depository, remote deposit capture, bank-by-mail, Internet banking, automated teller machine cards and debit cards. The Bank is associated with nationwide networks of automated teller machines that its customers can use throughout Michigan and the country. The Bank offers credit card and merchant card services through a correspondent as an agent for the Bank. It also may offer expanded financial services, such as insurance, financial planning, investment and trust services; in each case, if offered, we would expect initially that the Bank would do so through strategic partners. The Bank does not currently exercise trust powers and may choose to do so in the future with prior regulatory approval.
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
          Dividends. The Corporation is organized under the Michigan Business Corporation Act which provides that distributions may be made only if, after giving the distribution effect, a corporation is able to pay its debts as they become due in the usual course of business and the corporation’s total assets equal or exceed the sum of its total liabilities plus the amount that would be needed to satisfy the preferential rights of any shareholder whose preferential rights are superior to those receiving the distribution if the corporation were to be dissolved at the time of the distribution.
          Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
          As a result of the Corporation’s issuance of preferred shares to the U. S. Department of Treasury (the “Treasury”) pursuant to the Troubled Asset Relief Program’s (“TARP”) Capital Purchase Plan (“CPP”), the Corporation is restricted in the payment of dividends and, without the Treasury’s consent, may not declare or pay any dividend on the Corporation’s common stock other than its current quarterly cash dividend of $0.00 per share. This restriction no longer applies on the earlier to occur of April 24, 2012 (the third anniversary of the issuance of the preferred shares to the Treasury) or the date on which the Corporation has redeemed all of the preferred shares issued or the date on which the Treasury has transferred all of the preferred shares to third parties not affiliated with the Treasury. In addition, as long as the preferred shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred shares, subject to certain limited exceptions.
          Recent Developments. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to EESA, the Treasury has the authority to among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to its authority under EESA, the Treasury created the TARP CPP under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies. The Corporation elected to participate in the TARP CPP and on April 24, 2009 completed the sale to the Treasury of $1.635 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Shares”) and a warrant to purchase Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”). The Corporation issued and sold 1,635 Series A Preferred Shares, with a $1,000 per share liquidation preference, and a warrant to purchase 82 shares of the Series B Preferred Shares, with a $1,000 per share liquidation preference, at an exercise price of $0.01 per share (the “Warrant”). The Warrant was immediately exercised by the Treasury. On December 18, 2009, the Corporation completed the sale of 1,744 shares of Fixed Rate Cumulative Perpetual Preferred Stock series C in exchange for $1.744 million from the U.S. Treasury under the Capital Purchase Program.
          The Series A and C Preferred Shares issued by the Corporation pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter. The Series B Preferred Shares issued by the Corporation pay cumulative dividends of 9% per annum. Among other restrictions, the securities purchase agreement between the Corporation and the Treasury limits the Corporation’s ability to repurchase its own stock and subjects the Corporation to certain executive compensation limitations. The terms of the Series A Preferred Shares and Series B Preferred Shares, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), provide that the Series A Preferred Shares and the Series B Preferred Shares, may be redeemed by the Corporation, in whole or in part, upon approval of the Treasury and the Corporation’s primary banking regulators. The Series B Preferred Shares may not be redeemed until all the Series A Preferred Shares have been redeemed.
          ARRA was enacted on February 17, 2009. Among other things, ARRA sets forth additional limits on executive compensation at all financial institutions receiving federal funds under any program, including the TARP CPP, both retroactively and prospectively. The executive compensation restrictions in ARRA include, among others: limits on compensation incentives, prohibitions on “Golden Parachute Payments” to certain employees, the establishment by publicly registered TARP CPP recipients of a board compensation committee comprised entirely of independent directors for the purpose of reviewing employee compensation plans, and the requirement of a non-binding vote on executive pay packages at each annual shareholder meeting until the government funds are repaid.
          On October 22, 2009, the Federal Reserve issued proposed guidance for structuring incentive compensation arrangements at all financial institutions. The guidance does not set forth any formulas or pay caps, but sets forth certain principles which companies would be required to follow with respect to employees and groups of employees that may expose the institution to material amounts of risk.

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

          Assessments and Fees. The Bank pays a supervisory fee to the OFIR of not less than $4,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations. As described below under “Deposit Insurance, “ the Bank also pays assessments to the FDIC for deposit insurance.
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
          Qualifying capital consists of two types of capital components: “core capital elements” (or Tier 1 capital) and “supplementary capital elements” (or Tier 2 capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and certain other intangible assets. Core capital elements consist of (i) common shareholders’ equity, (ii) non-cumulative perpetual preferred stock (subject to certain limitations), and (iii) minority interests in the equity capital accounts of consolidated subsidiaries. Tier 2 capital consists of (i) allowance for loan and lease losses (subject to certain limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; (iv) term subordinated debt and intermediate term preferred stock (subject to limitations); and (v) net unrealized holding gains on equity securities.
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
          Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. Deposit accounts are generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, EESA raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increase is effective on a temporary basis until December 31, 2013. Under the FDIC’s risk-based assessment regulations, there are four risk categories and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.
          Due to a decrease in the reserve ratio of the deposit insurance fund, on October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (the FDIC has extended this time to eight years). On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment ranged between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates varied depending on an institution’s risk category. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. As of April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate was between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate was 45 basis points. The final rule modified the means to determine a Risk Category I institution’s initial base assessment rate. It also provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate is between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate is between 40 and 77.5 basis points.
          On May 22, 2009, the FDIC also imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment was collected on September 30, 2009, and the Bank paid an additional assessment of $37,853.
          On November 12, 2009, the FDIC adopted a final rule that required insured institutions to prepay on December 31, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. For purposes of calculating the prepayment amount, the institution’s third quarter 2009 assessment base was increased quarterly at a five percent annual growth rate through the end of 2012. On September 29, 2009, the FDIC also increased annual assessment rates uniformly by three basis points beginning in 2011. On December 31, 2009, the Bank prepaid estimated assessments of $632,342. On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee was to expire on December 31, 2009; however, it has been extended to June 30, 2010 for those participating institutions that do not opt out. Participating institutions are assessed a surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.
          Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. The Bank did not opt out of the Transaction Account Guarantee portion of the TLGP or the Transaction Account Guarantee extension period. The Corporation and the Bank did not opt out of the Debt Guarantee program, but did not issue any debt under the Debt Guarantee program.
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
          Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:
•	for transaction accounts totaling $10.7 million or less, a reserve of 0%; and
•	for transaction accounts in excess of $10.7 million up to and including $55.2 million, a reserve of 3%; and for transaction accounts totaling in excess of $55.2 million, a reserve requirement of $1.335 million plus 10% of that portion of the total transaction accounts greater than $55.2 million.

          The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.
ITEM 1A. Risk Factors.
          This item is not required for smaller reporting companies.
ITEM 1B. Unresolved Staff Comments.
          Not applicable.
ITEM 2. Properties.
          The Bank operated from two locations in 2009. The main office is located at 33583 Woodward Avenue, Birmingham, Michigan 48009, which is in the southeast corner of our primary service area. It has leased an 8,300 square foot facility for the main office. The building is located on the southwest corner of Woodward Avenue and Chapin Street. Woodward Avenue was the first official state highway in Michigan and is a heavily traveled, eight lane boulevard style roadway. The main office is located on the west side of the street, facing east. The main lobby may be accessed from the street or the rear of the building through the parking lot. This facility opened in August 2006.
          The Bank had also leased and operated from a branch office at 4145 West Maple, in Bloomfield Township, Michigan, which was approximately 5 miles west of the main office. The branch which had been unprofitable for three years was subsequently closed on January 18, 2010 and the lease was terminated at that time by an agreement with the leaseholder.
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
ITEM 4. Reserved

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          The information shown under the caption “Stock Information” on page 42 of the Shareholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.
          The following table sets forth the quarterly high and low market information from 2009 and 2008, based upon bid information. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

		Market		Dividends
		Information		paid per
Year	Quarter	High	Low	share
2008	First	$5.00	$3.50	—
	Second	$6.90	$2.25	—
	Third	$3.00	$2.00	—
	Fourth	$4.00	$2.00	—

2009	First	$2.58	$2.00	—
	Second	$2.25	$1.75	—
	Third	$4.00	$2.00	—
	Fourth	$2.25	$1.55	—
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
Recent Sales of Unregistered Securities
          None.

ITEM 6. Selected Financial Data
          The information under the caption “SELECTED FINANCIAL INFORMATION” of the Corporation’s 2009 Shareholder Report is incorporated herein by reference from Exhibit 13.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24 to 44 of the Shareholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
          The information required by the item number is not applicable to smaller reporting companies.
ITEM 8. Financial Statements and Supplemental Data.
          The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Changes in Shareholders’ Equity (Deficit),” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages 1 through 23 of the Shareholder Report filed as Exhibit 13 to this Form 10-K, as well as the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC, dated March 31, 2010, included in the Shareholder Report, are incorporated herein by reference.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
ITEM 9A (T). Controls and Procedures.
          Disclosure Controls and Procedures — As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2009, the Corporation carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).
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
          Birmingham Bloomfield Bancshares, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting is effective, based on those criteria.
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
          Changes in Internal Controls — There were no changes in the Corporation’s internal controls over financial reporting during the quarter ended December 31, 2009 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.
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
          The Board of Directors of the Corporation has determined that Harry Cendrowski, a director and member of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined in rules adopted by the Commission pursuant to the Sarbanes-Oxley Act of 2002 and is “independent,” as defined by NASDAQ listing standards.
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
The information required for Section 16 reporting persons is incorporated from the proxy statement under the caption “Compliance with Section 16.”
The information required with respect to our audit committee is incorporated from the proxy statement under the caption “Role and Composition of the Board of Directors”.
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
          The following table shows the Company’s shareholder approved and non-shareholder approved equity compensation plans as of December 31, 2009:

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

ITEM 15. Exhibits and Financial Statement Schedules

Number	Description
3.1(i)	Articles of Incorporation are incorporated by reference from Exhibit 3.1 of the Corporation’s quarterly report on form 10-Q for the quarter ended June 30, 2009.

3.1(ii)	Certificate of Designations for the Series C Preferred Stock (incorporated by reference from Form 8-K filed on December 21, 2009).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005).

4.1	Specimen common stock certificate (incorporated by reference from Exhibit 4.1 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005).

4.2	Form of Birmingham Bloomfield Bancshares, Inc. Organizers’ Warrant Agreement (incorporated by reference from Exhibit 4.2 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005).

10.1	Birmingham Bloomfield Bancshares, Inc. 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2007).

10.2	Lease Agreement dated January 28, 2005, by and between Irving I. Rosen Family Limited Partnership and Birmingham Bloomfield Bancshares, Inc. (incorporated by reference from Exhibit 10.10 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005).

10.3	Form of Incentive Stock Option Agreement (incorporated by reference from Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007).

10.4	Letter Agreement dated April 24, 2009 including the Securities Purchase Agreement — Standard Terms incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on April 30, 2009).

10.5	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K filed on April 30, 2009).

10.6	Form of Omnibus Amendment Agreement (incorporated by reference from Form 8-K filed on April 30, 2009).

10.7	Side Letter Agreement dated April 24, 2009 between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on April 30, 2009).

10.8	Executive Employment Agreement with Robert E. Farr (incorporated by reference from Form 8-K filed on May 21, 2009).

10.9	Executive Employment Agreement with Lance N. Krajacic, Jr. (incorporated by reference from Form 8-K filed on May 21, 2009).

10.10	Letter Agreement dated December 18, 2009 including the Securities Purchase Agreement — Standard Terms incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on December 24, 2009).

10.11	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K filed on December 24, 2009).

10.12	Side Letter Agreement No. 1 dated December 18, 2009 between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on December 24, 2009).

10.13	Side Letter Agreement No. 2 dated December 18, 2009 between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on December 24, 2009).

11	Computation of Per Share Earnings.

13	2009 Shareholder Report (except for portions of the 2009 Shareholder Report that are expressly incorporated by reference into this Annual Report of Form 10-K, the 2009 Shareholder Report shall not be deemed filed as apart hereof).

14	Code of Ethics (filed herewith).

21	List of Subsidiaries.

23	Consent of Plante & Moran, PLLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the Securities Exchange Act.

32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350.

Number	Description
99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer.

99.2	31 C.F.R. Section 30.15 Certification of Principal Financial Officer.

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

SIGNATURE	TITLE	DATE

/s/ Harry Cendrowski	Director	March 31, 2010

Harry Cendrowski

/s/ Donald E. Copus	Director	March 31, 2010

Donald E. Copus

/s/ John M. Erb	Director	March 31, 2010

John M. Erb

/s/ Robert E. Farr	Chief Executive Officer	March 31, 2010

Robert E. Farr	Director, President & (Principal Executive Officer)

/s/ Charles Kaye	Director	March 31, 2010

Charles Kaye

/s/ Lance N. Krajacic, Jr.	Director	March 31, 2010

Lance N. Krajacic, Jr.

/s/ Scott McCallum	Director	March 31, 2010

Scott McCallum

/s/ Daniel P. O’Donnell	Director	March 31, 2010

Daniel P. O’Donnell

/s/ Charles T. Pryde	Director	March 31, 2010

Charles T. Pryde

SIGNATURE	TITLE	DATE

/s/ Walter G. Schwartz	Director	March 31, 2010

Walter F. Schwartz

/s/ Henry Spellman	Director	March 31, 2010

Henry Spellman

/s/ Timothy Trenary	Director	March 31, 2010

Timothy Trenary

/s/ Thomas J. Wagner	Director	March 31, 2010

Thomas J. Wagner

/s/ Deborah A. Thompson	Chief Financial Officer (Principal Financial and	March 31, 2010

Deborah A. Thompson	Accounting Officer)

Exhibit Index

Number	Description
11	Computation of Per Share Earnings.

13	2009 Shareholder Report (except for portions of the 2009 Shareholder Report that are expressly incorporated by reference into this Annual Report of Form 10-K, the 2009 Shareholder Report shall not be deemed filed as apart hereof).

14	Code of Ethics.

21	List of Subsidiaries.

23	Consent of Plante & Moran, PLLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the Securities Exchange Act.

32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350.

99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer.

99.2	31 C.F.R. Section 30.15 Certification of Principal Financial Officer.