Form 10-Q
period 2010-03-31
Birmingham Bloomfield Bancshares
filed 2010-05-17
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes   ☐   No   ☑
The number of shares outstanding of the issuer’s Common Stock as of May 17, 2010, was 1,800,000 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Cash and cash equivalents
Cash	$5,283,928	$4,644,416
Federal funds sold	2,238,858	3,113,785

Total cash and cash equivalents	7,522,786	7,758,201

Securities, (Note 3)	3,796,028	3,835,082

Net Loans (Note 4)	84,898,147	78,482,031

Premises & equipment (Note 6)	1,444,071	1,488,689
Interest receivable and other assets	1,148,941	1,072,770

Total assets	$98,809,973	$92,636,773

Liabilities and Shareholders’ Equity

Deposits (Note 5)
Non-interest bearing	$9,320,275	$8,494,903
Interest bearing	78,412,227	72,970,583

Total deposits	87,732,502	81,465,486

Interest payable and other liabilities	359,774	443,354

Total liabilities	88,092,276	81,908,840

Shareholders’ equity
Senior cumulative perpetual preferred stock series A $1,000 liquidation value per share, 5%
Authorized, issued and outstanding — 1,635 shares	1,635,000	1,635,000
Discount on senior preferred stock series A	(74,827)	(79,427)
Warrant cumulative perpetual preferred stock series B $1,000 liquidation value per share, 9%
Authorized, issued and outstanding — 82 shares	82,000	82,000
Premium on warrant preferred stock series B	8,134	8,634
Senior cumulative perpetual preferred stock series C $1,000 liquidation value per share, 5%
Authorized, issued and outstanding — 1,744 shares	1,744,000	1,744,000
Common stock, no par value
Authorized — 4,500,000 shares
Issued and outstanding — 1,800,000 shares	17,034,330	17,034,330
Additional paid in capital — share based payments	493,154	489,459
Accumulated deficit	(10,317,548)	(10,299,436)
Accumulated other comprehensive income	113,454	113,373

Total shareholders’ equity	10,717,697	10,727,933

Total liabilities and shareholders’ equity	$98,809,973	$92,636,773

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Interest Income
Loans, including fees	$1,242,148	$842,821
Taxable securities	34,698	37,406
Federal funds sold	729	891
Correspondent bank	5,605	1,340

Total interest income	1,283,180	882,458

Interest expense
Deposits	324,246	339,591

Total interest expense	324,246	339,591

Net interest income	958,934	542,867

Provision for loan losses	112,405	33,500

Net interest income after provision for loan losses	846,529	509,367

Non-interest income
Loan fees and charges	8,415	3,180
Deposit fees and charges	20,268	17,711
Other income	6,753	4,812

Total non-interest income	35,436	25,703

Non-interest expense
Salaries and benefits	419,045	371,328
Occupancy & equipment expense	154,211	213,467
FAS 123R share based payments	3,695	6,650
Data processing expense	55,550	53,896
Advertising and public relations	5,279	34,132
Professional fees	79,712	80,519
Printing and office supplies	5,951	9,018
Other expense	129,183	79,011

Total non-interest expense	852,626	848,021

Net earnings before taxes	29,339	(312,951)
Income taxes	—	—

Net income (loss)	$29,339	$(312,951)

Dividend on senior preferred stock	(43,351)	—
Accretion of discount on preferred stock	(4,100)	—

Effective dividend on preferred stock	(47,451)	—

Net loss applicable to common shareholders	$(18,112)	$(312,951)

Basic loss per share	$(0.01)	$(0.17)

Diluted loss per share	$(0.01)	$(0.17)

See notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
January 1, 2010 to March 31, 2010
(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive
	Preferred Stock	Stock	Capital	Deficit	Income	Total
Balance at December 31, 2009	$3,390,207	$17,034,330	$489,459	$(10,299,436)	$113,373	$10,727,933
Amortization of senior pref stock A	4,600	—	—	(4,600)	—	—
Accretion of warrant pref stock B	(500)	—	—	500	—	—
Preferred dividends	—	—	—	(43,351)	—	(43,351)
Share based payments expense	—	—	3,695	—	—	3,695
Comprehensive income:						—
Net earnings	—	—	—	29,339	—	29,339
Unrealized gain on securities	—	—	—	—	81	81

Total comprehensive income						29,420

Balance at March 31,2010	$3,394,307	$17,034,330	$493,154	$(10,317,548)	$113,454	$10,717,697

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net income (loss)	$29,339	$(312,951)
Share based payments expense	3,695	6,650
Provision for loan losses	112,405	33,500
Accretion of securities	(2,018)	(1,005)
Gain on sales or calls of securities	—	(1,152)
Depreciation expense	44,618	75,225
Net (increase) decrease in other assets	(76,171)	30,552
Net decrease in other liabilities	(83,580)	(35,026)

Net cash provided by (used in) operating activities	28,288	(204,207)

Cash flows from investing activities
Increase in loans	(6,528,521)	(2,630,632)
Purchase of securities	(352,546)	(790,000)
Proceeds from sales, calls or maturities of securities	393,699	1,045,036
Purchases of premises and equipment	—	(11,765)

Net cash used in investing activities	(6,487,368)	(2,387,361)

Cash flows from financing activities
Increase in deposits	6,267,016	6,078,333
Dividend on senior preferred stock	(43,351)	—

Net cash provided by financing activities	6,223,665	6,078,333

(Decrease) increase in cash and cash equivalents	(235,415)	3,486,765

Cash and cash equivalents at the beginning of the period	7,758,201	4,663,497

Cash and cash equivalents at the end of the period	$7,522,786	$8,150,262

Supplemental cash flow information:
Cash paid for interest:	$316,907	$364,318
See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
     Basis of Statement Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Birmingham Bloomfield Bancshares, Inc. (the “Corporation”) and the notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2009.
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.
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
     Recent Accounting Developments
Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and had no impact on the Corporation’s consolidated financial position, results of operations or liquidity.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Note 2 — Fair Value Accounting
     Valuation Hierarchy
FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.
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
The following table presents the financial instruments carried at fair value as of March 31, 2010, on the Consolidated Balance Sheet and by FASB ASC 820 valuation hierarchy (as described above):
Assets measured at fair value on a recurring basis as of March 31, 2010 (000s omitted):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at
	Level 1	Level 2	Level 3	March 31, 2010
Securities available for sale	$—	$3,634	$—	$3,634

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Fair Value Accounting — continued
The Corporation has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. The fair value of impaired loans is based on the present value of expected future cash flows using management’s assumptions about future payment ability, timing of expected cash flows and the estimated realizable value of collateral (typically based on appraisals). The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of March 31, 2010. There were no impaired loans at March 31, 2009.

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Change in fair
	for Identical	Observable	Unobservable	value for the
	Assets	Inputs	Inputs	quarter ended
	Level 1	Level 2	Level 3	March 31, 2010
Impaired Loans	$—	$—	$200	$0

Note 3 — Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
March 31, 2010	cost	gains	losses	value
U.S. Government agency securities	$2,354	$13	$—	$2,367
Municipal securities	200	4	—	204
Mortgage backed securities	967	96	—	1,063
Corporate bonds	—	—	—	—

Sub-Total Available for Sale	$3,521	$113	$—	$3,634
FHLB Stock	162	—	—	162

Total	$3,683	$113	$—	$3,796

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2009	cost	gains	losses	value
U.S. Government agency securities	$2,342	$18	$—	$2,360
Municipal securities	200	4	—	204
Mortgage backed securities	1,018	91	—	1,109
Corporate bonds	—	—	—	—

Sub-Total Available for Sale	$3,560	$113	$—	$3,673
FHLB Stock	162	—	—	162

Total	$3,722	$113	$—	$3,835

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Securities — continued
As of March 31, 2010 and December 31, 2009, all securities are available for sale. The securities held in our portfolio experienced no rating changes during the quarter and remain at “AAA” for all except the municipal holding which is at “Aa3” based on ratings by Moody. At March 31, 2010 and December 31, 2009, securities were pledged to secure public deposits from the State of Michigan. The total securities pledged were $1.41 million at March 31, 2010 and $1.45 million at December 31, 2009 respectively.
The amortized cost and estimated fair value of securities at March 31, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000s omitted):

		Estimated
	Amortized	fair
	cost	value
Due in one year or less	$—	$—
Due in one year through five years	2,554	2,571
Due in five years through ten years	—	—
Due after ten years	—	—

Subtotal	2,554	2,571

Mortgage backed securities	967	1,063
FHLB Stock	162	162

Total Available for sale securities	$3,683	$3,796

Note 4 — Loans
A summary of the balances of loans are as follows (000s omitted):

	March 31,	December 31,
	2010	2009
	(unaudited)
Mortgage loans on real estate:
Residential 1 to 4 family	$2,480	$1,353
Multifamily	12,573	12,647
Commercial	39,588	35,917
Construction	2,134	518
Second mortgage	169	171
Equity lines of credit	12,269	11,445

Total mortgage loans on real estate	69,213	62,051
Commercial loans	16,684	17,186
Consumer installment loans	400	512

Total loans	86,297	79,749
Less:
Allowance for loan losses	1,255	1,174
Net deferred loan fees	144	93

Net loans	$84,898	$78,482

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Loans — continued
Activity in the allowance for loan losses for the three months ended March 31, are as follows (000s omitted):

	Three months ended
	March 31,
(unaudited)	2010	2009

Balance at beginning of period	$1,174	$710
Charge-offs	(31)	—
Recoveries	—	—
Provision for loan losses	112	33

Balance at end of period	$1,255	$743

At March 31, 2010, there was 1 loan considered to be impaired totaling approximately $200,000 with allocated specific reserves of approximately $111,000.
Note 5 — Deposits
Deposits are summarized as follows (000s omitted):

	March 31,	December 31,
	2010	2009
	(unaudited)
Non-interest bearing deposits	$9,320	$8,495
NOW accounts	7,905	7,894
Savings and money market accounts	23,472	19,600
Certificates of deposit <$100,000	11,158	13,240
Certificates of deposit >$100,000	35,877	32,236

Total	$87,732	$81,465

At March 31, 2010, the scheduled maturities of time deposits maturing are as follows (000s omitted):

	<$100,000	>$100,000	Total
Within 12 months	$6,146	$11,495	$17,642
> 12 months	5,012	24,382	29,393

Total	$11,158	$35,877	$47,035

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Leases and Commitments
The Corporation has entered into a lease agreement for its main office. Payments began in February 2005 and the initial term of the lease expires in October 2015. In October 2007, the Corporation exercised its first renewal option on the property which expires in October 2025. The main office lease has one additional ten year renewal option. The Corporation also entered into a lease agreement for its branch office in Bloomfield Township which provided for lease payments to begin in March 2006 and expire February 2016. The Bloomfield Township branch office lease was terminated effective January 18, 2010 pursuant to an agreement with the leaseholder. The termination agreement provided for a one time payment of $110,000 to the leaseholder to end the lease which was expensed in 2009 and paid in 2010. In January 2010, a six month lease agreement was signed for office space to house a business development officer at a lease rate of $900 per month. Rent expense under these agreements was $63,000 and $70,000 for the quarters ended March 31, 2010 and March 31, 2009.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis (000s omitted):

2010	$173
2011	230
2012	234
2013	239
2014	244
Thereafter	2,976

Total	$4,096

Note 7 — Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC 825 (formerly SFAS 107) excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.
The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
Cash and Cash Equivalents — The carrying values of cash and cash equivalents approximate fair values.
Securities — Fair values of securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
Loans Receivable — For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Fair Value of Financial Instruments — continued
Deposit Liabilities — The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Accrued Interest — The carrying value of accrued interest approximates fair value.
Other Financial Instruments — The fair value of other financial instruments, including loan commitments and unfunded letters of credit, based on discounted cash flow analyses, is not material.
The carrying values and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009, are as follows (in thousands):

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$7,523	$7,523	$7,758	$7,758
Securities available for sale	3,796	3,796	3,835	3,835
Loans	84,898	85,072	78,482	78,952
Accrued interest receivable	355	355	335	335

Financial liabilities:
Deposits	87,732	88,066	81,465	81,807
Accrued interest payable	84	84	77	77

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of March 31, 2010. At March 31, 2010, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
The Bank’s actual capital amounts and ratios as of March 31, 2010 are presented in the following table (000s omitted):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$9,601	11.3%	$6,804	8.0%	$8,505	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$8,536	10.0%	$3,402	4.0%	$5,103	6.0%

Tier I capital (to average assets) Bank of Birmingham	$8,536	8.8%	$3,896	4.0%	$4,870	5.0%

As of December 31, 2009
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$9,467	12.0%	$6,318	8.0%	$7,897	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$8,468	10.7%	$3,159	4.0%	$4,738	6.0%

Tier I capital (to average assets) Bank of Birmingham	$8,468	9.4%	$3,590	4.0%	$4,488	5.0%

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The Corporation is a Michigan corporation that was incorporated in 2004 to serve as the holding company for a Michigan state chartered bank, Bank of Birmingham (“Bank”). The Bank is a full service commercial bank headquartered in Birmingham, Michigan. The Bank serves businesses and consumers across Oakland and Macomb counties with a full range of lending, deposit and Internet banking services. Bank of Birmingham has continued to grow despite the economic downturn in the state of Michigan by lending with a strong focus on credit quality. General economic conditions have worsened, creating a difficult environment for banks in general and particularly in Michigan. Michigan has one of the highest foreclosure rates and unemployment rates in the country, a weakened manufacturing economy, high inventories of unsold residential housing, declining real estate values and increasing borrower defaults. The ripple effect of the struggling automotive manufacturing sector and its associated businesses has had a major impact on the area. According to the “Beige Book” published quarterly by the Federal Reserve, conditions in the Seventh reserve district in which the Corporation operates, has shown that over the first quarter of 2010 economic activity improved but commercial real estate conditions remained weak, and that credit conditions were unchanged. While Oakland county is not immune to these issues, the demographics of the Birmingham Bloomfield area somewhat lessen the impact of the economic conditions.
The Corporation received funds from the sale of its preferred stock under the U.S. Treasury’s Capital Purchase Program. Proceeds received during 2009 from this sale were $3.379 million which will be used to supplement the strong capital position of the Bank.
OPERATIONS
The Corporation’s (and the Bank’s) main office is located at 33583 Woodward Avenue, Birmingham, MI 48009. The building is a free-standing one story office building of approximately 8,300 square feet. The Bank also operated a branch office at 4145 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which was unprofitable and subsequently closed on January 18, 2010. The main office lease commenced in October 2005 and the Bank exercised its first renewal option thereby extending the lease to October 2025. The main office lease has an additional ten year renewal option. The office lease related to the closed Bloomfield Township branch commenced in March 2006 and was terminated effective January 2010. During January 2010, a six month short term lease was executed for office space to house one of our business development officers. During 2009, the Corporation completed the sale of fixed rate cumulative preferred stock under the United States Treasury Capital Purchase Program. These funds provided additional capital to support growth.
The Bank will continue to focus on the lending, deposit and general banking needs in the community it serves. The Bank will investigate additional product and service offerings and will consider offering those that will be of benefit to our customers and the Bank.
FINANCIAL CONDITION
At March 31, 2010, the Corporation’s total assets were $98.8 million, an increase of $6.2 million or 6.7% from December 31, 2009. Cash and cash equivalents decreased by $0.3 million or 3.8%. Investment securities available for sale decreased $39,000 or 1.0% from December 31, 2009 to March 31, 2010. Loans, net of the allowance for loan losses, increased by $6.4 million or 8.2% from December 31, 2009 to March 31, 2010. Total deposits increased by $6.2 million or 7.6% from December 31, 2009 to March 31, 2010. Basic and diluted loss per share for the three months ended March 31, 2010 were $(0.01) per share and $(0.01) per share, respectively. Basic and diluted loss per share for the three months ended March 31, 2009 were $(0.17) per share and $(0.17) per share, respectively.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash and Cash Equivalents
Cash and cash equivalents decreased $0.3 million or 3.8% to $7.5 million at March 31, 2010 down from $7.8 million at December 31, 2009. Federal funds sold decreased $0.9 million or 29.0% to $2.2 million at March 31, 2010. The decrease in Federal funds sold is due to the shifting of excess funds to other correspondent bank accounts which earn somewhat higher interest rates.
Investments
Total investment securities available-for-sale remained stable at $3.8 million at March 31, 2010 compared to December 31, 2009. The only decrease in investment securities was due to repayments on mortgage backed securities. One Agency security was called in the current quarter, and was replaced through the purchase of another Agency security. The Corporation had no held-to-maturity securities as of March 31, 2010 or December 31, 2009.
Loans, Credit Quality and Allowance for Loan Losses
During the first three months of 2010, loans, net of the allowance for loan losses, increased $6.4 million or 8.2%, to $84.9 million at March 31, 2010 up from $78.5 million at December 31, 2009. The largest single category increase within loans, as noted in Note 4 to the financial statements, was commercial real estate which increased by $3.7 million or 10.3% to $39.6 million at March 31, 2010. Residential 1-4 family loans increased by $1.1 million or 78.6% to $2.5 million in the current quarter. Construction loans increased by $1.6 million to $2.1 million at the current quarter end up from $0.5 million at December 31, 2009. Commercial non real estate loans decreased approximately $0.5 million or 2.9% to $16.7 million at March 31, 2010. The decrease is due to loan repayments outpacing new loan production. Management expects continued loan growth in 2010, primarily in the commercial and commercial real estate loan portfolios driven by continued business development efforts.
The allowance for loan losses was $1.3 million or 1.46% of loans at March 31, 2010. The Corporation charged-off one loan totaling $31,000 in the quarter ended March 31, 2010, there were no recoveries. There were no loan charge offs or recoveries during the three month period ended March 31, 2009. Nonperforming loans, which consist of non-accruing loans and loans past due 90 days or more and still accruing interest, were $199,999 at March 31, 2010 and December 31, 2009.
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
Management evaluates the condition of the loan portfolio on at least a quarterly basis to determine the adequacy of the allowance for loan losses. Management’s evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
concentrations within the portfolio, and general economic conditions. Management believes that the present allowance is currently adequate, based on the broad range of considerations listed above.
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
Premises and Equipment
Premises and equipment was $1.4 million as of March 31, 2010 down from $1.5 million as of December 31, 2009. The Corporation has no plans for significant additions over the next twelve months.
Deposits
Total deposits were $87.7 million as March 31, 2010, an increase of $6.2 million over December 31, 2009. In the deposit categories, noninterest bearing DDA deposits were $9.3 million, consisting of business accounts. NOW accounts which, except for limited circumstances, are owned by individuals were $7.9 million at March 31, 2010, while Money Market accounts were $8.8 million and Savings accounts were $14.7 million at the current quarter end. Certificates of deposit were $47.0 million at March 31, 2010. Of this amount $35.9 million was in certificates greater than $100,000. Beginning in February 2008, the Corporation began advertising its rates on certain certificates of deposits on a national certificate of deposit network, which has attracted some deposits from outside the local market. We will continue to utilize this avenue to supplement our deposit base as we continue to focus on growing our portion of the local retail and commercial deposit market. We have also chosen to participate in the MI-CD program with the State of Michigan. This program allows us to acquire State of Michigan certificate of deposit funds at below market rates to aid in the funding of our loan portfolio.

	As of March 31,
	2010
(000s omitted)	Balance	Percentage
Noninterest bearing demand	$9,320	10.6%
NOW accounts	7,905	9.0
Money market	8,803	10.0
Savings	14,669	16.7
Time deposits under $100,000	11,158	12.8
Time deposits over $100,000	35,877	40.9

Total deposits	$87,732	100.0%

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Net Interest Income
Net interest income for the three months ended March 31, 2010 and 2009 were $959,000 and $543,000 respectively. Interest income on loans was $1.2 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. The growth in interest income on loans was driven by continued growth in the loan portfolio. Deposit interest expense of $324,000 and $340,000 for the three month periods ended March 31, 2010 and 2009, respectively, decreased due to lower rates paid on deposits in the current quarter compared to the same quarter in the prior year. Further, the composition of the interest bearing deposits shows higher concentration in the lower rate products in the quarter ended March 31, 2010 compared to March 31, 2009.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability and the net interest margin for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance		Yield/	Balance		Yield/
	(000s)	Interest	Rate	(000s)	Interest	Rate
Interest-earning assets
Loans	$80,923	$1,242,148	6.14%	$58,414	$842,821	5.77%
Securities	3,837	34,698	3.62%	3,378	37,406	4.43%
Federal funds sold	2,825	729	0.10%	2,395	891	0.15%
Interest-bearing balance with
other financial institutions	7,004	5,605	0.32%	2,121	1,340	0.25%

Total interest-earning assets	94,589	1,283,180	5.43%	66.308	882,458	5.32%

Cash and due from banks	1,598			1,971
All other assets	1,333			1,822

Total assets	$97,520			$70,101

Interest-bearing liabilities
NOW accounts	$7,912	10,572	0.53%	$7,559	21,913	1.16%
Money market	8,137	13,343	0.66%	10,059	34,532	1.37%
Savings	13,498	40,606	1.20%	3,793	16,699	1.76%
Time deposits	47,248	259,725	2.20%	33,493	266,447	3.18%

Total interest-bearing liabilities	76,795	324,246	1.69%	54,904	339,591	2.47%

Non-interest bearing deposits	9,554			5,782
All other liabilities	385			234

Total liabilities	86,734			60,920
Shareholders’ equity	10,786			9,181

Total liabilities and shareholders’ equity	$97,520			$70,101

Net interest income		$958,934			$542,867

Net spread			3.74%			2.85%

Net interest margin (1)			4.06%			3.27%

Ratio of interest-earning assets to interest-bearing liabilities			123.17%			120.77%

(1)	Net interest earnings divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The yield on interest-earning assets increased for the quarter ended March 31, 2010 to 5.43% from 5.32% as compared to the same period in the prior year. The increase was primarily due to improvement of the yield in the loan portfolio. The yield on loans receivable increased to 6.14% for the three months ended March 31, 2010 from 5.77% for the same period in 2009. The Corporation’s interest rate spread increased for the three months ended March 31, 2010 to 3.74% from 2.85% for the same period in 2009. The Corporation has benefited from an improvement in the spread on interest rates as reductions in the cost of deposits coupled with the improvement in loan yields. Net interest margin increased to 4.06% for the three months ended March 31, 2010 up from 3.27% for the same period in 2009. As loan growth continues, management expects to utilize the liquidity of the federal funds sold and interest-bearing balances with other financial institutions, which will improve the yield on interest-earning assets, while maintaining the lower cost of deposits, which should translate to further improvement in the net interest margin.
Provision for Loans Losses
The provision for loan losses was approximately $112,400 and $33,500 for the three months ended March 31, 2010 and 2009, respectively. The increase from the previous comparable period in provision for loan losses was due to continued loan growth and an increase in the rate at which we are reserving for potential losses in the portfolio due to prevailing local economic conditions. Further, the Corporation charged-off one loan in the current quarter totaling approximately $31,000 because the loan is subject to probate, whereas the Corporation incurred no charge-offs in the same period in 2009.
Non-Interest Income
Non-interest income was $35,000 and $26,000 for the three months ended March 31, 2010 and 2009, respectively. Loan fees and charges increased to approximately $8,400 for the three months ended March 31, 2010, up from $3,200 for the same period in 2009. This increase is primarily due to increases in income earned on loan origination activity. Deposit fees and charges increased approximately $2,600 to $20,300 in the current quarter compared to the same period in 2009. This increase is due to continued increases in deposit levels. Other income increased approximately $2,000 for the quarter ended March 31, 2010, up from $4,800 for the same period in 2009.
Non-Interest Expense
Non-interest expense for the three months ended March 31, 2010 and 2009 was $853,000 and $848,000 respectively. Salaries and benefits continued to be the largest component of non-interest expense. Salaries and benefits increased $48,000, or 12.9%, to $419,000 for the quarter ended March 31, 2010 up from $371,000 for the same period of 2009. The increase is attributed to filling staff positions that were vacant during all or a portion of the first quarter 2009 in addition to increases to contractual salaries. Occupancy expenses decreased to $154,000 for the quarter ended March 31, 2010 down from $213,000 for the same period of 2009. Occupancy costs have decreased with the closure of an unprofitable branch location in early January 2010, for which the one-time costs of closure were recognized in the fourth quarter 2009. Data processing expenses were $56,000 for the three month period ended March 31, 2010, compared to $54,000 for the same period in 2009 mainly due to loan and deposit growth. Advertising expenses were $5,300 for the three months ended March 31, 2010, down from $34,000 as compared to the same period in 2009 due to advertising costs incurred early in 2009 that were to benefit all of 2009. In the prior period, the Corporation incurred a $10,000 platinum sponsorship cost aimed at increasing business in the Corporation’s principal markets. Additional decreases were due to management’s attempts to reduce costs within the Corporation. Professional fees were $80,000 for the three months ended March 31, 2010 compared to $81,000 for the same period in 2009. For the current quarter end, the Corporation recognized $18,000 for external audit expenses, $12,750 for internal audit expenses, $11,500 for loan review, $19,000 for legal expenses and $11,425 for other consulting expenses. By comparison, for the same period in 2009, the Corporation incurred $15,500, $12,000, $14,000 and $5,400 in external audit, internal audit, legal and other consulting costs, respectively. No significant costs were incurred for loan review in the three months ended March 31, 2009. Other expenses increased to $129,000 for the three months ended March 31, 2010 compared to $79,000 for the same

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
period in 2009. This increase is due in large part to increases in regulatory assessments and well as costs associated with increased loan production.
Income Taxes
No income tax expense or benefit was recognized during the three month periods ended March 31, 2010 or 2009 due to the tax loss carry-forward position of the Corporation. An income tax benefit may be booked in future periods when the Corporation begins to turn a profit and management believes that profitability will be expected for the foreseeable future beyond that point.
LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT
The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and re-pricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have sufficient funds available to meet our future commitments. As of March 31, 2010, unused commitments totaled $19.6 million. As a majority of the unused commitments represent commercial and equity lines of credit, experience has shown that only a small portion of the unused commitments will normally be drawn upon. While we expect to see an increase in advances on the home equity lines of credit under uncertain economic times, we believe that these usage numbers will not materially impact our liquidity needs. Additionally, the Bank had $603,000 in commercial letters of credit. A portion (37.5%), of the Bank’s time deposits of $47.0 million matures within twelve months from March 31, 2010. The Bank continues to focus on increasing its share of the local commercial and retail deposit market and extending the duration of those deposits. We have developed several alternative funding sources to supplement our deposit base in order to satisfy our liquidity needs. We utilize an online listing service that allows us to bring in deposits from outside the local marketplace and we have chosen to participate in the State of Michigan’s MI-CD program, which allows us to pull in below market rate certificate of deposit dollars to aid in the funding of our loan portfolio. In addition, we are members of the Federal Home Loan Bank of Indianapolis and have a credit line with the Federal Reserve Bank to provide additional funding sources should they be needed.
The largest uses and sources of cash and cash equivalents for the Corporation for the quarter ended March 31, 2010, as noted in the Consolidated Statement of Cash Flows, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The uses of cash in investing activities were largely due to the increase in loans of $6.5 million, which was offset by proceeds from the sale and maturities of investment securities and other repayments on mortgage backed securities totaling $0.4 million. Offsetting the uses of cash in investing activities, was the cash provided from financing activities which included net increases in deposits of $6.3 million. Total cash and cash equivalents at the end of March 31, 2010 was $7.5 million, which was a decrease of $0.3 million from $7.8 million from December 31, 2009.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of March 31, 2010.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note 7 to the financial statements is hereby incorporated by reference. At March 31, 2010, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
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
Off-Balance Sheet Arrangements
As of March 31, 2010, unused commitments totaled $19.6 million. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown that only a relatively small portion of the unused commitments will normally be drawn upon. Additionally, the Corporation had $603,000 in commercial letters of credit.
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
Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization’s quantitative level of exposure. When assessing the IRR management process, the Corporation seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Corporation to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality. This detailed analysis is performed on a quarterly basis, but is managed daily. The Bank continues to be in a liability sensitive position and management continues to work toward creating a more closely matched portfolio to minimize any potential impact that changing rates could have on earnings in the short term. The institution is well positioned to minimize the impact of rate changes, with the rate sheet shock analysis showing that over the long term, rate changes pose only a minimal risk to our economic value of equity (EVE ratio).

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Corporation has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2009, which information can be located in the Corporation’s annual report on Form 10-K.
ITEM 4T. CONTROLS AND PROCEDURES
As of March 31, 2010, we conducted an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of March 31, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in the Corporation’s internal controls over financial reporting during the period ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
This item is not applicable.
ITEM 4. [RESERVED].
ITEM 5. OTHER INFORMATION.
This item is not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: May 17, 2010	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Deborah A. Thompson
Deborah A. Thompson
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32.1	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350