Form 10-Q
period 2010-06-30
Birmingham Bloomfield Bancshares
filed 2010-08-16
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s Common Stock as of August 16, 2010, was 1,800,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Cash and cash equivalents
Cash	$15,250,255	$4,644,416
Federal funds sold	34,492	3,113,785

Total cash and cash equivalents	15,284,747	7,758,201

Securities, available for sale (Note 3)	4,192,257	3,835,082

Net Loans (Note 4)	89,037,349	78,482,031

Premises & equipment (Note 6)	1,408,849	1,488,689
Interest receivable and other assets	1,066,513	1,072,770

Total assets	$110,989,715	$92,636,773

Liabilities and Shareholders’ Equity

Deposits (Note 5)
Non-interest bearing	$11,815,643	$8,494,903
Interest bearing	87,988,239	72,970,583

Total deposits	99,803,882	81,465,486

Interest payable and other liabilities	363,905	443,354

Total liabilities	100,167,787	81,908,840

Shareholders’ equity
Senior cumulative perpetual preferred stock series A $1,000 liquidation value per share, 5% Authorized, issued and outstanding – 1,635 shares	1,635,000	1,635,000
Discount on senior preferred stock series A	(70,176)	(79,427)
Warrant cumulative perpetual preferred stock series B $1,000 liquidation value per share, 9% Authorized, issued and outstanding – 82 shares	82,000	82,000
Premium on warrant preferred stock series B	7,628	8,634
Senior cumulative perpetual preferred stock series C $1,000 liquidation value per share, 5% Authorized, issued and outstanding – 1,744 shares	1,744,000	1,744,000
Common stock, no par value Authorized – 4,500,000 shares Issued and outstanding – 1,800,000 shares	17,034,330	17,034,330
Additional paid in capital — share based payments	493,154	489,459
Accumulated deficit	(10,232,203)	(10,299,436)
Accumulated other comprehensive income	128,195	113,373

Total shareholders’ equity	10,821,928	10,727,933

Total liabilities and shareholders’ equity	$110,989,715	$92,636,773

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$1,398,742	$893,654	$2,640,890	$1,736,475
Taxable securities	31,357	37,105	66,055	74,511
Federal funds sold	519	1,024	1,248	1,915
Correspondent bank	5,711	6,256	11,316	7,596

Total interest income	1,436,329	938,039	2,719,509	1,820,497

Interest expense
Deposits	351,733	328,268	675,979	667,859

Total interest expense	351,733	328,268	675,979	667,859

Net interest income	1,084,596	609,771	2,043,530	1,152,638

Provision for loan losses	176,892	115,276	289,297	148,776

Net interest income after provision for loan losses	907,704	494,495	1,754,233	1,003,862

Non-interest income
Loan fees and charges	5,147	2,491	13,562	5,671
Deposit fees and charges	20,898	17,015	41,166	34,726
Other income	15,981	5,005	22,734	9,817

Total non-interest income	42,026	24,511	77,462	50,214

Non-interest expense
Salaries and benefits	379,518	406,766	798,563	778,094
Occupancy & equipment expense	136,332	202,073	290,543	415,540
Share based payments	—	6,650	3,695	13,300
Data processing expense	49,580	49,869	105,130	103,765
Advertising and public relations	40,055	23,126	45,334	57,258
Professional fees	79,993	116,795	159,705	197,314
Printing and office supplies	5,750	7,004	11,701	16,022
Other expense	123,950	179,182	253,133	258,193

Total non-interest expense	815,178	991,465	1,667,804	1,839,486

Net income (loss) before taxes	134,552	(472,459)	163,891	(785,410)

Income taxes	—	—	—	—

Net income (loss)	$134,552	$(472,459)	$163,891	$(785,410)

Dividend on senior preferred stock	(45,062)	(5,199)	(88,413)	(5,199)
Amortization of discount on preferred stock	(4,145)	(3,052)	(8,245)	(3,052)

Effective dividend on preferred stock	(49,207)	(8,251)	(96,658)	(8,251)

Net income (loss) applicable to common shareholders	$85,345	$(480,710)	$67,233	$(793,661)

Basic earnings (loss) per share	$0.05	$(0.26)	$0.04	$(0.44)

Diluted earnings (loss) per share	$0.05	$(0.26)	$0.04	$(0.44)

See notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
January 1, 2010 to June 30, 2010
(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive
	Preferred Stock	Stock	Capital	Deficit	Income	Total
Balance at December 31, 2009	$3,390,207	$17,034,330	$489,459	$(10,299,436)	$113,373	$10,727,933
Amortization of senior pref stock A	9,251	—	—	(9,251)	—	—
Accretion of warrant pref stock B	(1,006)	—	—	1,006	—	—
Preferred dividends	—	—	—	(88,413)	—	(88.413)
Share based payments expense	—	—	3,695	—	—	3,695
Comprehensive income:
Net earnings	—	—	—	163,891	—	163,891
Unrealized gain on securities	—	—	—	—	14,822	14,822

Total comprehensive income						178,713

Balance at June 30, 2010	$3,398,452	$17,034,330	$493,154	$(10,232,203)	$128,195	$10,821,928

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$163,891	$(785,410)
Share based payments expense	3,695	13,300
Provision for loan losses	289,297	148,776
Accretion of securities	(2,672)	(2,626)
Gain on sales or calls of securities	—	(3,027)
Depreciation expense	89,288	150,450
Net decrease (increase) in other assets	6,257	(29,571)
Net (decrease) increase in other liabilities	(79,449)	6,563

Net cash provided by (used in) operating activities	470,307	(501,545)

Cash flows from investing activities
Increase in loans	(10,890,241)	(9,601,870)
Purchase of securities	(1,775,955)	(952,100)
Proceeds from sales, calls or maturities of securities	1,436,274	1,860,846
Recoveries on loans charged off	45,626	—
Purchases of premises and equipment	(9,448)	(11,765)

Net cash used in investing activities	(11,193,744)	(8,704,889)

Cash flows from financing activities
Increase in deposits	18,338,396	15,578,716
Proceeds from sale of senior preferred stock	—	1,635,000
Dividend on senior preferred stock	(88,413)	(5,199)

Net cash provided by financing activities	18,249,983	17,208,517

Increase in cash and cash equivalents	7,526,546	8,002,083

Cash and cash equivalents at the beginning of the period	7,758,201	4,663,497

Cash and cash equivalents at the end of the period	$15,284,747	$12,665,580

Supplemental cash flow information:
Cash paid for interest:	$654,151	$723,512
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
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary the Bank of Birmingham (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Developments
Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and the Allowance For Credit Losses” The objective of this guidance is for an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for doubtful accounts and; the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis shall be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities are exempt from this guidance. The guidance pertaining to disclosures as of the end of a reporting period is effective for the Corporation for interim and annual reporting periods on or after December 15, 2010. The guidance pertaining to disclosures about activity that occurs during a reporting period is effective for the Corporation for interim and annual reporting periods beginning on or after December 15, 2010. The provisions of this guidance are not expected to have a significant impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

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
The following table presents the financial instruments carried at fair value as of June 30, 2010, on the Consolidated Balance Sheet and by FASB ASC 820 valuation hierarchy (as described above):
Assets measured at fair value on a recurring basis as of June 30, 2010 (000s omitted):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Balance at June
	Level 1	Level 2	Level 3	30,2010
Securities available for sale	$—	$4,030	$—	$4,030

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Fair Value Accounting -continued
The Corporation has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. The fair value of impaired loans is based on the present value of expected future cash flows using management’s assumptions about future payment ability, timing of expected cash flows and the estimated realizable value of collateral (typically based on appraisals). There were no impaired loans at June 30, 2010 or 2009.
Note 3 – Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
June 30, 2010 (unaudited)	cost	gains	losses	value
U.S. Government agency securities	$2,275	$11	$—	$2,286
State and local government securities	450	4	—	454
Mortgage backed securities	927	113	—	1,040
Corporate bonds	250	—	—	250

Subtotal Available for Sale	$3,902	$128	$—	$4,030
FHLB Stock	162	—	—	162

Total	$4,064	$128	$—	$4,192

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2009	cost	gains	losses	value
U.S. Government agency securities	$2,342	$18	$—	$2,360
State and local government securities	200	4	—	204
Mortgage backed securities	1,018	91	—	1,109
Corporate bonds	—	—	—	—

Subtotal Available for Sale	$3,560	$113	$—	$3,673
FHLB Stock	162	—	—	162

Total	$3,722	$113	$—	$3,835

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Securities -continued
As of June 30, 2010 and December 31, 2009, all securities are available for sale; with the exception of Federal Home Loan Bank stock which is restricted in that it can only be sold back to the Federal Home Loan Bank. The carrying value of the stock approximates its fair value. The securities held in our portfolio experienced no rating changes during the quarter and remain at “AAA” for all except a municipal holding which is at “Aa3” based on ratings by Moody and a corporate debt security which is at “Aa2” based on ratings by Moody. At June 30, 2010 and December 31, 2009, securities were pledged to secure public deposits from the State of Michigan. The total securities pledged were $1.40 million at June 30, 2010 and $1.45 million at December 31, 2009 respectively.
The amortized cost and estimated fair value of securities at June 30, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000s omitted):

		Estimated
	Amortized	fair
	cost	value
Due in one year or less	$200	$204
Due in one year through five years	2,775	2,786
Due in five years through ten years	—	—
Due after ten years	—	—

Subtotal	2,975	2,990

Mortgage backed securities	927	1,040
FHLB Stock	162	162

Total	$4,064	$4,192

Note 4 — Loans
     A summary of the balances of loans are as follows (000s omitted):

	June 30,	December 31,
	2010	2009
	(unaudited)
Mortgage loans on real estate:
Residential 1 to 4 family	$2,987	$1,353
Multifamily	12,509	12,647
Commercial	41,982	35,917
Construction	2,966	518
Second mortgage	167	171
Equity lines of credit	11,012	11,445

Total mortgage loans on real estate	71,623	62,051
Commercial loans	18,007	17,186
Consumer installment loans	711	512

Total loans	90,341	79,749
Less:
Allowance for loan losses	1,167	1,174
Net deferred loan fees	137	93

Net loans	$89,037	$78,482

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Loans - continued
Activity in the allowance for loan losses for the three and six months ended June 30, are as follows (000s omitted):

	Three months ended		Six months ended
	June 30,		June 30,
(unaudited)	2010	2009	2010	2009
Balance at beginning of period	$1,255	$743	$1,174	$710
Charge-offs	(310)	(18)	(341)	(18)
Recoveries	45	—	45	—
Provision for loan losses	177	115	289	148

Balance at end of period	$1,167	$840	$1,167	$840

There were no loans considered to be impaired as of June 30, 2010. There were no nonaccrual loans or loans over 90 days past due and still accruing interest as of June 30, 2010.
Note 5 — Deposits
     Deposits are summarized as follows (000s omitted):

	June 30,	December 31,
(unaudited)	2010	2009
	(unaudited)
Non-interest bearing deposits	$11,816	$8,495
NOW accounts	8,048	7,894
Savings and money market accounts	26,207	19,600
Certificates of deposit <$100,000	12,865	13,240
Certificates of deposit >$100,000	40,868	32,236

Total	$99,804	$81,465

At June 30, 2010, the scheduled maturities of time deposits maturing are as follows (000s omitted):

(unaudited)	<$100,000	>$100,000	Total
Within 12 months	$4,596	$13,501	$18,097
> 12 months	8,269	27,367	35,636

Total	$12,865	$40,868	$53,733

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Leases and Commitments
The Corporation has entered into a lease agreement for its main office. Payments began in February 2005 and the initial term of the lease expires in October 2015. In October 2007, the Corporation exercised its first renewal option on the property which expires in October 2025. The main office lease has one additional ten year renewal option. The Corporation also entered into a lease agreement for its branch office in Bloomfield Township which provided for lease payments to begin in March 2006 and expire February 2016. The Bloomfield Township branch office lease was terminated effective January 18, 2010 pursuant to an agreement with the leaseholder. The termination agreement provided for a one time payment of $110,000 to the leaseholder to end the lease which was expensed in 2009 and paid in 2010. In January 2010, a six month lease agreement was signed for office space to house a business development officer at a lease rate of $900 per month. Rent expense under these agreements was $59,000 and $70,000 for the quarters ended June 30, 2010 and June 30, 2009. Rent expense under these agreements was $127,000 and $139,000 for the six month periods ended June 30, 2010 and 2009, respectively.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis (000s omitted):

2010	$113
2011	230
2012	234
2013	239
2014	244
Thereafter	2,976

Total	$4,036

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
The carrying values and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009, are as follows (000s omitted):

	(unaudited)
	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(unaudited)	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$15,285	$15,285	$7,758	$7,758
Securities available for sale	4,192	4,192	3,835	3,835
Loans	89,037	88,932	78,482	78,952
Accrued interest receivable	415	415	335	335

Financial liabilities:
Deposits	99,804	100,145	81,465	81,807
Accrued interest payable	98	98	77	77

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of June 30, 2010. At June 30, 2010, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
The Bank’s actual capital amounts and ratios as of June 30, 2010 are presented in the following table (000s omitted):

			For Capital		To be
(unaudited)	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010

Total risk-based capital (to risk weighted assets) Bank of Birmingham	$9,839	11.0%	$7,141	8.0%	$8,926	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$8,723	9.8%	$3,570	4.0%	$5,355	6.0%

Tier I capital (to average assets) Bank of Birmingham	$8,723	8.5%	$4,091	4.0%	$5,113	5.0%

As of December 31, 2009

Total risk-based capital (to risk weighted assets) Bank of Birmingham	$9,467	12.0%	$6,318	8.0%	$7,897	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$8,468	10.7%	$3,159	4.0%	$4,738	6.0%

Tier I capital (to average assets) Bank of Birmingham	$8,468	9.4%	$3,590	4.0%	$4,488	5.0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The Corporation is a Michigan corporation that was incorporated in 2004 to serve as the holding company for a Michigan state chartered bank, Bank of Birmingham (“Bank”). The Bank is a full service commercial bank headquartered in Birmingham, Michigan. The Bank serves businesses and consumers across Oakland and Macomb counties with a full range of lending, deposit and Internet banking services. Bank of Birmingham has continued to grow despite the economic downturn in the state of Michigan by lending with a strong focus on credit quality. General economic conditions have worsened, creating a difficult environment for banks in general and particularly in Michigan. Michigan has one of the highest foreclosure rates and unemployment rates in the country, a weakened manufacturing economy, high inventories of unsold residential housing, declining real estate values and increasing borrower defaults. The ripple effect of the struggling automotive manufacturing sector and its associated businesses has had a major impact on the area. According to the “Beige Book” published quarterly by the Federal Reserve, conditions in the Seventh reserve district in which the Corporation operates, has shown that over the first half of 2010 economic activity improved but commercial real estate conditions remained weak, and that the banking sector was experiencing strong competition for high quality commercial borrowers, leading to greater flexibility in pricing and terms on business loans. Consumer lending conditions were largely unchanged.
The Corporation received funds from the sale of its preferred stock under the U.S. Treasury’s Capital Purchase Program. Proceeds received during 2009 from this sale were $3.379 million which will be used to supplement the strong capital position of the Bank.
OPERATIONS
The Corporation’s (and the Bank’s) main office is located at 33583 Woodward Avenue, Birmingham, MI 48009. The building is a free-standing one story office building of approximately 8,300 square feet. The Bank also operated a branch office at 4145 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which was unprofitable and closed on January 18, 2010. The main office lease commenced in October 2005 and the Bank exercised its first renewal option thereby extending the lease to October 2025. The main office lease has an additional ten year renewal option. The office lease related to the closed Bloomfield Township branch commenced in March 2006 and was terminated effective January 2010. During January 2010, a six month short term lease was executed for office space to house one of our business development officers. During 2009, the Corporation completed the sale of fixed rate cumulative preferred stock under the United States Treasury Capital Purchase Program. These funds provided additional capital to support growth.
The Bank will continue to focus on the lending, deposit and general banking needs in the community it serves. The Bank will investigate additional product and service offerings and will consider offering those that will be of benefit to our customers and the Bank.
FINANCIAL CONDITION
At June 30, 2010, the Corporation’s total assets were $111.0 million, an increase of $18.4 million or 19.9% from December 31, 2009. Cash and cash equivalents increased by $7.5 million or 96.2%. Investment securities available for sale increased $0.4 million or 10.5% from December 31, 2009 to June 30, 2010. Loans, net of the allowance for loan losses, increased by $10.5 million or 13.4% from December 31, 2009 to June 30, 2010. Total deposits increased by $18.3 million or 22.5% from December 31, 2009 to June 30, 2010. Basic earnings per share for the three and six months ended June 30, 2010 were $0.05 per share and $0.04 per share, respectively. Basic loss per share for the three and six months ended June 30, 2009 were $(0.26) per share and $(0.44) per share, respectively. Diluted earnings per share for the three and six months ended June 30, 2010 were $0.05 per share and $0.04 per share, respectively. Diluted loss per share for the three and six months ended June 30, 2009 were $(0.26) per share and $(0.44) per share, respectively.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash and Cash Equivalents
Cash and cash equivalents increased $7.5 million or 96.2% to $15.3 million at June 30, 2010 up from $7.8 million at December 31, 2009. Federal funds sold decreased $3.1 million or 98.9% to $34,500 at June 30, 2010. The decrease in Federal funds sold is due to the shifting of excess funds to correspondent bank accounts which earn somewhat higher interest rates.
Investments
Total investment securities available-for-sale increased $0.4 million or 10.5% to $4.2 million at June 30, 2010 up from $3.8 million at December 31, 2009. Decreases in investment securities were due to repayments on mortgage backed securities and a called Agency security in the current quarter. The called security was replaced through the purchase of another Agency security during the quarter. The Corporation had no held-to-maturity securities as of June 30, 2010 or December 31, 2009.
Loans, Credit Quality and Allowance for Loan Losses
During the first six months of 2010, loans, net of the allowance for loan losses, increased $10.5 million or 13.4%, to $89.0 million at June 30, 2010 up from $78.5 million at December 31, 2009. The largest single category increase within loans, as noted in Note 4 to the financial statements, was commercial real estate which increased by $6.1 million or 17.0% to $42.0 million at June 30, 2010. Residential 1-4 family loans increased by $1.6 million or 114.3% to $3.0 million in the first half of the year. Construction loans increased by $2.5 million to $3.0 million during the first six months of 2010 up from $0.5 million at December 31, 2009. Commercial non-real estate loans increased as well by approximately $0.8 million or 4.7% to $18.0 million at June 30, 2010. Management expects further loan growth in 2010, primarily in the commercial and commercial real estate loan portfolios driven by continued business development efforts.
The allowance for loan losses was $1.2 million or 1.29% of loans at June 30, 2010. Charge-offs totaled $310,000 and $341,000 for the three and six month periods ended June 30, 2010. The Corporation charged-off two loans totaling $310,000 in the quarter ended June 30, 2010, in addition to the one loan charge off in the first quarter of 2010. Recoveries totaled $45,000 for the current quarter, and there were no recoveries in the first quarter 2010. For the three and six month periods ended June 30, 2009, there was one home equity line of credit charged-off for approximately $18,000, and no recoveries in those same periods. Nonperforming loans, which consist of non-accruing loans and loans past due 90 days or more and still accruing interest, were $199,999 at December 31, 2009. There were no nonperforming loans as of June 30, 2010.
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
Premises and Equipment
Premises and equipment was $1.4 million as of June 30, 2010 down from $1.5 million as of December 31, 2009. The Corporation has no plans for significant additions over the next twelve months.
Deposits
Total deposits were $99.8 million as June 30, 2010, an increase of $18.3 million over December 31, 2009. In the deposit categories, noninterest bearing DDA deposits were $11.8 million, consisting of business accounts. NOW accounts which, except for limited circumstances, are owned by individuals were $8.0 million at June 30, 2010, while money market accounts were $9.6 million and savings accounts were $16.6 million at the current quarter end. Certificates of deposit were $53.7 million at June 30, 2010. Of this amount $40.9 million was in certificates greater than $100,000. The Corporation advertises its rates on certain certificates of deposits on a national certificate of deposit network, which has attracted some deposits from outside the local market. We will continue to utilize this avenue to supplement our deposit base as we continue to focus on growing our portion of the local retail and commercial deposit market. During the quarter a certificate of deposit promotion was successful in increasing local deposits. We have also chosen to participate in the MI-CD program with the State of Michigan. This program allows us to acquire State of Michigan certificate of deposit funds at below market rates to aid in the funding of our loan portfolio.

	As of June 30,
	2010
(000s omitted)	Balance	Percentage

Noninterest bearing demand	$11,816	11.8%
NOW accounts	8,048	8.1
Money market	9,627	9.7
Savings	16,580	16.6
Time deposits under $100,000	12,865	12.9
Time deposits over $100,000	40,868	40.9

Total deposits	$99,804	100.0%

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Net Interest Income
Net interest income for the three months ended June 30, 2010 and 2009 were $1.1 million and $0.6 million respectively. Interest income on loans was $1.4 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively. The growth in interest income on loans was driven by continued growth in the loan portfolio. Deposit interest expense of $352,000 and $328,000 for the three month periods ended June 30, 2010 and 2009, respectively, increased with the higher levels of deposits in the current quarter, but the Corporation paid lower rates on deposits in the current quarter compared to the same quarter in the prior year.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability and the net interest margin for the three months ended June 30, 2010 and 2009, respectively.

			Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance		Yield/	Balance		Yield/
	(000s)	Interest	Rate	(000s)	Interest	Rate
Interest-earning assets
Loans	$89,468	$1,398,742	6.25%	$62,027	$893,654	5.76%
Securities	3,568	31,357	3.52%	3,507	37,105	4.23%
Federal funds sold	1,745	519	0.12%	2,921	1,024	0.14%
Interest-bearing balance with other financial institutions	10,327	5,711	0.22%	4,548	6,256	0.55%

Total interest-earning assets	105,108	1,436,329	5.47%	73,003	938,039	5.14%

Cash and due from banks	624			1,484
All other assets	1,228			1,688

Total assets	$106,960			$76,175

Interest-bearing liabilities
NOW accounts	$8,071	10,394	0.52%	$7,908	16,927	0.86%
Money market	9,639	15,836	0.66%	10,063	30,157	1.20%
Savings	14,863	43,200	1.16%	9,122	39,253	1.72%
Time deposits	52,413	282,303	2.15%	32,371	241,931	2.99%

Total interest-bearing liabilities	84,986	351,733	1.66%	59,464	328,268	2.21%

Non-interest bearing deposits	10,574			5,910
All other liabilities	321			220

Total liabilities	95,881			65,594
Shareholders’ equity	11,079			10,581

Total liabilities and shareholders’ equity	$106,960			$76,175

Net interest income		$1,085,596			$609,771

Net spread			3.81%			2.93%

Net interest margin (1)			4.13%			3.34%

Ratio of interest-earning assets to interest-bearing liabilities			123.68%			122.77%

(1)	Net interest earnings divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net interest income for the six months ended June 30, 2010 and 2009 were $2.0 million and $1.2 million respectively. Interest income on loans was $2.6 million and $1.7 million for the six months ended June 30, 2010 and 2009. The increase in interest income on loans was driven by continued growth in the loan portfolio and higher rates and fees on new loans. Deposit interest expense of $676,000 and $668,000 for the six month periods ended June 30, 2010 and 2009. The Corporation had significant growth in deposit balances, but at considerably lower interest rates in 2010 compared to 2009, thereby resulting in a small increase in cost of funds.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability and the net interest margin for the six months ended June 30, 2010 and 2009, respectively.

			Six Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance		Yield/	Balance		Yield/
	(000s)	Interest	Rate	(000s)	Interest	Rate
Interest-earning assets
Loans	$85,219	$2,640,890	6.20%	$60,231	$1,736,475	5.77%
Securities	3,707	66,055	3.56%	3,443	74,511	4.33%
Federal funds sold	2,298	1,248	0.11%	2,659	1,915	0.14%
Interest-bearing balance with other financial institutions	9,047	11,316	0.25%	3,340	7,596	0.45%

Total interest-earning assets	100,271	2,719,509	5.42%	69,673	1,820,497	5.23%

Cash and due from banks	784			1,727
All other assets	1,211			1,755

Total assets	$102,266			$73,155

Interest-bearing liabilities
NOW accounts	$7,992	20,966	0.52%	$7,735	38,840	1.00%
Money market	8,892	29,179	0.66%	10,061	64,689	1.29%
Savings	14,184	83,806	1.18%	6,472	55,952	1.73%
Time deposits	49,845	542,028	2.17%	32,929	508,378	3.09%

Total interest-bearing liabilities	80,913	675,979	1.67%	57,197	667,859	2.34%

Non-interest bearing deposits	10,054			5,849
All other liabilities	352			227

Total liabilities	91,319			63,273
Shareholders’ equity	10,947			9,882

Total liabilities and shareholders’ equity	$102,266			$73,155

Net interest income		$2,043,530			$1,152,638

Net spread			3.75%			2.89%

Net interest margin (1)			4.08%			3.31%

Ratio of interest-earning assets to interest-bearing liabilities			123.92%			121.81%

(1)	Net interest earnings divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The yield on interest-earning assets increased for the quarter ended June 30, 2010 to 5.47% from 5.14% as compared to the same period in the prior year. Much of the increase was due to improvement in the yield in the loan portfolio. The yield on loans receivable increased to 6.25% for the three months ended June 30, 2010 from 5.76% for the same period in 2009. The Corporation’s interest rate spread increased for the three months ended June 30, 2010 to 3.81% from 2.93% for the same period in 2009. The Corporation experienced an improvement in the spread on interest rates due to reductions in the cost of deposits combined with improvement in loan yields. In the prior year, deposit rates were higher due to the competitive market as well as promotional rates offered by us as we continued to attract and build our customer base. Net interest margin increased to 4.13% for the three months ended June 30, 2010 up from 3.34% for the same period in 2009. As loan growth continues, management expects to utilize the liquidity of the interest-bearing balances with other financial institutions, in addition to local deposits, which will improve the yield on interest-earning assets, which translate to further improvement in the net interest margin.
The yield on interest-earning assets increased for the six month period ended June 30, 2010 to 5.42% from 5.23% as compared to the same period in the prior year. The yield on loans receivable increased to 6.20% for the six months ended June 30, 2010, up from 5.77% for the same period in 2009. The Corporation’s interest rate spread increased for the six months ended June 30, 2010 to 3.75%, up from 2.89% for the same period in 2009. Net interest margin increased to 4.08% for the six months ended June 30, 2010, up from 3.31% for the same period in 2009. Management expects that the excess liquidity held in Federal Reserve balances will be utilized in the last half of the year through continued loan growth.
Provision for Loans Losses
The provision for loan losses was approximately $177,000 and $115,000 for the three months ended June 30, 2010 and 2009, respectively. The increase from the previous comparable period in provision for loan losses was due to continued loan growth and one loan that was placed on nonaccrual status and charged-off in the current quarter. In total, the Corporation charged off two loans in the current quarter totaling approximately $310,000 and recovered approximately $45,000 in loans previously charged off. During the same period of 2009, the Corporation charged-off one loan totaling $18,000 and had no recoveries during that period.
The provision for loan losses was $289,000 and $149,000 for the six month periods ended June 30, 2010 and 2009, respectively. The increase from the same period in 2009 was due to continued loan growth, a decision on the part of management to increase the overall level of reserves given the current economic conditions, and two additional loans determined to be uncollectible. The Corporation has charged-off three loans in the first half of 2010 totaling $341,000 compared to $18,000 in the same period of 2009. The Corporation recovered $45,000 in the first six months of 2010, including the loan charged-off in the first quarter, which accounted for $31,000 of the recoveries. There were no recoveries in the first six months of 2009.
Non-Interest Income
Non-interest income was $42,000 and $25,000 for the three months ended June 30, 2010 and 2009, respectively. Loan fees and charges increased to approximately $5,000 for the three months ended June 30, 2010, up from $2,500 for the same period in 2009. This increase is primarily due to increases in income earned on loan origination activity. Deposit fees and charges increased approximately $3,900 to $20,900 in the current quarter compared to the same period in 2009. This increase is due to continued increases in deposit levels. Other income increased approximately $11,000 for the quarter ended June 30, 2010, up from $5,000 for the same period in 2009.
Non-interest income was $77,500 and $50,200 for the six months ended June 30, 2010 and 2009, respectively. Loan fees and charges increased to approximately $13,600 for the first half of 2010 compared to $5,700 for the same period in 2009. This increase is due in large part to increases in the loan portfolio and loan origination activities. Deposit fees and charges increased to approximately $41,200 for the six months ended June 30, 2010, up from approximately $34,700 for the same period in 2009. This increase is primarily due to increased levels of

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
deposits. Other income increased to approximately $22,700 for the six months ended June 30, 2010, up from approximately $9,800 for the same period in 2009 due largely to a rebate of money related to the estimated taxes and common area expenses related to the branch office which was closed in the first quarter.
Non-Interest Expense
Non-interest expense for the three months ended June 30, 2010 and 2009 was $815,000 and $991,000 respectively. Salaries and benefits continued to be the largest component of non-interest expense. Salaries and benefits decreased $27,000, or 6.6%, to $380,000 for the quarter ended June 30, 2010 down from $407,000 for the same period of 2009. The decrease is due to the vacancy of certain staff positions in the current quarter, which are expected to be filled during the remainder of 3010. Occupancy and equipment expenses decreased to $136,000 for the quarter ended June 30, 2010 down from $202,000 for the same period of 2009. Occupancy costs have decreased with the closure of an unprofitable branch location in early January 2010, for which the one-time costs of closure were recognized in the fourth quarter 2009. Data processing expenses were $50,000 for the three month period ended June 30, 2010, which is consistent with the same period in 2009. Advertising expenses were $40,000 for the three months ended June 30, 2010, up from $23,000 as compared to the same period in 2009. This is due to advertising costs related to special promotions incurred in the current quarter, which are expected to benefit the Corporation through the latter half of 2010. Professional fees were $80,000 for the three months ended June 30, 2010 compared to $117,000 for the same period in 2009. For the current quarter end, the Corporation recognized $19,500 for external audit expenses, $12,850 for internal audit expenses, $15,000 for legal expenses and $27,600 for other consulting expenses. For the quarter ended June 30, 2009, the Corporation recognized $17,200 for legal expenses related to the Capital Purchase Program Participation and $19,000 in consulting expense related to remote deposit capture and technology consulting, both of which were not applicable to the same period in 2010. Other expenses decreased to $124,000 for the three months ended June 30, 2010 compared to $179,000 for the same period in 2009. This decrease is due in large part to regulatory assessment expenses being $40,000 in the three months ended June 30, 2010 compared to $68,000 for the same period in 2009 as a special assessment was charged in the prior year to all financial institutions by the FDIC.
Non-interest expense for the six months ended June 30, 2010 and 2009 was $1.7 million and $1.8 million, respectively. Salaries and benefits increased $21,000, or 2.7%, to $799,000 for the six months ended June 30, 2010 up from $778,000 for the same period of 2009. The increase in 2010 is due to commissions paid to business development officers for loans closed during the period. Occupancy and equipment expenses decreased to $291,000 for the six month period ended June 30, 2010 down from $416,000 for the same period of 2009. As discussed above, occupancy expenses have been reduced with the closure of the unprofitable branch in early 2010. Data processing expenses were $105,000 for the six month period ended June 30, 2010, which is up just slightly from the $104,000 incurred in the same period in 2009. Advertising expenses were $45,000 for the six months ended June 30, 2010, down from $57,000 for the same period in 2009. The Corporation has fewer promotions in the current year as compared to 2009. Professional fees were $160,000 for the six months ended June 30, 2010 compared to $197,000 for the same period in 2009. As indicated above, the Corporation recognized $17,200 for legal expenses related to the Capital Purchase Program Participation and $19,000 in consulting expense related to remote deposit capture and technology consulting in the second quarter of 2009, both of which were not applicable to the same period in 2010. Other expenses decreased to $253,000 for the six months ended June 30, 2010 compared to $258,000 for the same period in 2009 due to the branch closure and other expense reduction strategies put into place.
Income Taxes
No income tax expense or benefit was recognized during the three and six month periods ended June 30, 2010 or 2009 due to the tax loss carry-forward position of the Corporation. An income tax benefit may be recognized in future periods when the Corporation when management determines that profitability is expected for the foreseeable future.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT
The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and re-pricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have sufficient funds available to meet our future commitments. As of June 30, 2010, unused commitments totaled $18.6 million. As a majority of the unused commitments represent commercial and equity lines of credit, experience has shown that only a small portion of the unused commitments will normally be drawn upon. While we expect to see an increase in advances on the home equity lines of credit under uncertain economic times, we believe that these usage numbers will not materially impact our liquidity needs. Additionally, the Bank had $703,000 in commercial letters of credit. A portion (33.7%) of the Bank’s time deposits of $53.7 million matures within twelve months from June 30, 2010. The Bank continues to focus on increasing its share of the local commercial and retail deposit market and extending the duration of those deposits. We have developed several alternative funding sources to supplement our deposit base in order to satisfy our liquidity needs. We utilize an online listing service that allows us to bring in deposits from outside the local marketplace and we have chosen to participate in the State of Michigan’s MI-CD program, which allows us to pull in below market rate certificate of deposit dollars to aid in the funding of our loan portfolio. In addition, we are members of the Federal Home Loan Bank of Indianapolis and have a credit line with the Federal Reserve Bank to provide additional funding sources should they be needed.
The largest uses and sources of cash and cash equivalents for the Corporation for the six months ended June 30, 2010, as noted in the Consolidated Statement of Cash Flows, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The uses of cash in investing activities were largely due to the increase in loans of $10.9 million, purchases of investment securities totaling $1.8 million, which were offset by proceeds from the sale and maturities of investment securities and other repayments on mortgage backed securities totaling $1.4 million. Offsetting the uses of cash in investing activities, was the cash provided from financing activities which included net increases in deposits of $18.3 million. Total cash and cash equivalents at June 30, 2010 was $15.3 million, which was an increase of $7.5 million from $7.8 million from December 31, 2009. Management expects to fund continued loan growth with a large part of available cash and cash equivalents.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critical undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of June 30, 2010. Note 8 to the financial statements is hereby incorporated by reference. At June 30, 2010, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
Managing rates on earning assets and interest bearing liabilities focuses on maintaining stability in the net interest margin, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position to avoid wide swings in margins and to manage risk due to changes in interest rates. Some of the major areas of focus of the Corporation’s Asset Liability Committee (“ALCO”) incorporate the following overview functions: review the interest rate risk sensitivity of the Bank to measure the impact of changing interest rates on the Bank’s net interest income, review the liquidity position through various measurements, review current and projected economic conditions and the corresponding impact on the Bank, ensure that capital and adequacy of

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT (continued)
the allowance for loan losses are maintained at proper levels to sustain growth, monitor the investment portfolio, recommend policies and strategies to the Board that incorporate a better balance of our interest rate risk, liquidity, balance sheet mix and yield management, and review the current balance sheet mix and proactively determine the future product mix.
Off-Balance Sheet Arrangements
As of June 30, 2010, unused commitments totaled $18.6 million. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown that only a relatively small portion of the unused commitments will normally be drawn upon. Additionally, the Corporation had $703,000 in commercial letters of credit.
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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 4T. CONTROLS AND PROCEDURES
As of June 30, 2010, we conducted an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of June 30, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in the Corporation’s internal controls over financial reporting during the period ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

Date: August 16, 2010	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: August 16, 2010	By:	/s/ Deborah A. Thompson
Deborah A. Thompson
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32.1	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350