Form 10-Q
period 2010-09-30
Birmingham Bloomfield Bancshares
filed 2010-11-15
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10 — Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The number of shares outstanding of the issuer’s Common Stock as of November 15, 2010, was 1,800,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	(unaudited)
	September 30,	December 31,
	2010	2009
Assets

Cash and cash equivalents
Cash	$11,661,891	$4,644,416
Federal funds sold	50,299	3,113,785

Total cash and cash equivalents	11,712,190	7,758,201

Securities, available for sale (Note 3)	3,963,672	3,835,082

Loans (Note 4)
Total loans	94,284,107	79,655,896
Less: allowance for loan losses	(1,424,006)	(1,173,865)

Net loans	92,860,101	78,482,031

Premises & equipment (Note 6)	1,366,918	1,488,689
Interest receivable and other assets	1,351,593	1,072,770

Total assets	$111,254,474	$92,636,773

Liabilities and Shareholders’ Equity

Deposits (Note 5)
Non-interest bearing	$12,708,760	$8,494,903
Interest bearing	87,288,547	72,970,583

Total deposits	99,997,307	81,465,486

Interest payable and other liabilities	358,611	443,354

Total liabilities	100,355,918	81,908,840

Shareholders’ equity
Senior cumulative perpetual preferred stock series A $1,000 liquidation value per share, 5% Authorized, issued and outstanding – 1,635 shares	1,635,000	1,635,000
Discount on senior preferred stock series A	(65,474)	(79,427)
Warrant cumulative perpetual preferred stock series B $1,000 liquidation value per share, 9% Authorized, issued and outstanding – 82 shares	82,000	82,000
Premium on warrant preferred stock series B	7,117	8,634
Senior cumulative perpetual preferred stock series C $1,000 liquidation value per share, 5% Authorized, issued and outstanding – 1,744 shares	1,744,000	1,744,000
Common stock, no par value Authorized – 4,500,000 shares Issued and outstanding – 1,800,000 shares	17,034,330	17,034,330
Additional paid in capital — share based payments	493,154	489,459
Accumulated deficit	(10,182,536)	(10,299,436)
Accumulated other comprehensive income	150,965	113,373

Total shareholders’ equity	10,898,556	10,727,933

Total liabilities and shareholders’ equity	$111,254,474	$92,636,773

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest Income
Loans, including fees	$1,486,216	$1,038,306	$4,127,106	$2,774,781
Taxable securities	35,215	36,437	101,270	110,948
Federal funds sold	51	1,019	1,299	2,934
Correspondent bank	9,967	9,526	21,283	17,122

Total interest income	1,531,449	1,085,288	4,250,958	2,905,785

Interest expense
Deposits	336,660	337,221	1,012,639	1,005,080

Total interest expense	336,660	337,221	1,012,639	1,005,080

Net interest income	1,194,789	748,067	3,238,319	1,900,705

Provision for loan losses	255,652	32,000	544,949	180,776

Net interest income after provision for loan losses	939,137	716,067	2,693,370	1,719,929

Non-interest income
Loan fees and charges	2,952	4,337	16,514	10,008
Deposit fees and charges	22,895	20,053	64,061	54,779
Other income	1,578	2,916	24,312	12,733

Total non-interest income	27,425	27,306	104,887	77,520

Non-interest expense
Salaries and benefits	428,327	398,630	1,226,890	1,176,724
Occupancy & equipment expense	143,398	191,873	433,941	607,413
Share based payments	—	5,911	3,695	19,211
Data processing expense	56,870	54,845	162,000	158,610
Advertising and public relations	21,895	(650)	67,229	56,608
Professional fees	62,898	72,663	222,603	269,977
Printing and office supplies	7,013	5,400	18,714	21,422
FDIC and state regulatory assessments	48,876	50,131	121,861	137,054
Loan production and servicing expense	24,524	26,947	67,159	53,306
Other expense	74,821	61,052	212,334	205,963

Total non-interest expense	868,622	866,802	2,536,426	2,706,288

Net income (loss) before taxes	97,940	(123,429)	261,831	(908,839)

Income taxes	—	—	—	—

Net income (loss)	$97,940	$(123,429)	$261,831	$(908,839)

Dividend on senior preferred stock	(44,082)	(22,283)	(132,495)	(27,482)
Amortization of discount on preferred stock	(4,191)	(3,942)	(12,436)	(6,994)

Effective dividend on preferred stock	(48,273)	(26,225)	(144,931)	(34,476)

Net income (loss) applicable to common shareholders	$49,667	$(149,654)	$116,900	$(943,315)

Basic income (loss) per share	$0.03	$(0.08)	$0.06	$(0.52)

Diluted income (loss) per share	$0.03	$(0.08)	$0.06	$(0.52)

See notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
January 1, 2010 to September 30, 2010
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid in	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income	Total
Balance at January 1, 2010	$3,390,207	$17,034,330	$489,459	($10,299,436)	$113,373	$10,727,933
Amortization of senior preferred stock A	13,953	—	—	(13,953)	—	—
Accretion of warrant preferred stock B	(1,517)	—	—	1,517	—	—
Preferred dividends	—	—	—	(132,495)	—	(132,495)
Share based payments expense	—	—	3,695	—	—	3,695
Comprehensive income:	—	—	—	—	—	—
Net earnings	—	—	—	261,831	—	261,831
Change in unrealized gain on securities	—	—	—	—	37,592	37,592

Total comprehensive income	—	—	—	—		299,424

Balance at September 30,2010	$3,402,643	$17,034,330	$493,154	$(10,182,536)	$150,965	$10,898,556

See accompanying notes to consolidated financial statements

BIRMINGHAM BLOOMFIELD BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$261,831	$(909,578)
Share based payments expense	3,695	19,950
Provision for loan losses	544,949	180,776
Accretion of securities	(3,865)	(3,531)
Gain on sales or calls of securities	—	(3,027)
Depreciation expense	134,157	225,674
Loss on disposal of equipment	—	—
Net (increase) decrease in other assets	(278,823)	(48,359)
Net decrease in other liabilities	(84,743)	(33,846)

Net cash provided by (used in) operating activities	577,201	(571,941)

Cash flows from investing activities
Origination of portfolio loans, net of principal repayments	(14,923,019)	(10,662,699)
Purchase of securities	(2,976,260)	(2,954,862)
Proceeds from sales, calls or maturities of securities	2,889,128	2,422,629
Purchases of premises and equipment, net of proceeds	(12,387)	(16,746)

Net cash used in investing activities	(15,022,538)	(11,211,678)

Cash flows from financing activities
Increase in deposits	18,531,821	14,843,261
Proceeds from sale of senior preferred stock	—	1,635,000
Dividend on senior preferred stock	(132,495)	(27,482)

Net cash provided by financing activities	18,399,326	16,450,779

Increase in cash and cash equivalents	3,953,989	4,667,160

Cash and cash equivalents at the beginning of the period	7,758,201	4,663,497

Cash and cash equivalents at the end of the period	$11,712,190	$9,330,657

Supplemental cash flow information:
Cash paid for interest:	$980,895	$1,070,918
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
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.
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
The following table presents the financial instruments carried at fair value as of September 30, 2010, on the Consolidated Balance Sheet and by FASB ASC 820 valuation hierarchy (as described above):
Assets measured at fair value on a recurring basis as of September 30, 2010 (000s omitted):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	September
(unaudited)	Level 1	Level 2	Level 3	30,2010
Securities available for sale	$—	$3,964	$—	$3,964

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Fair Value Accounting -continued
The Corporation has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. The fair value of impaired loans is based on the present value of expected future cash flows using management’s assumptions about future payment ability, timing of expected cash flows and the estimated realizable value of collateral (typically based on appraisals). There were $0.6 million in impaired loans at September 30, 2010 and $0 at September 30, 2009.
Note 3 — Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
(unaudited)	Amortized	unrealized	unrealized	fair
September 30, 2010	cost	gains	losses	value
U.S. Government agency securities	$1,870	$20	$—	$1,890
State and local government securities	650	13	—	663
Mortgage backed securities	881	107	—	988
Corporate bonds	250	11	—	261

Subtotal Available for Sale	$3,651	$151	$—	$3,802
FHLB Stock	162	—	—	162

Total	$3,813	$151	$—	$3,964

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
December 31, 2009	cost	gains	losses	value
U.S. Government agency securities	$2,342	$18	$—	$2,360
State and local government securities	200	4	—	204
Mortgage backed securities	1,018	91	—	1,109
Corporate bonds	—	—	—	—

Subtotal Available for Sale	$3,560	$113	$—	$3,673
FHLB Stock	162	—	—	162

Total	$3,722	$113	$—	$3,835

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Securities -continued
As of September 30, 2010 and December 31, 2009, all securities are available for sale, with the exception of Federal Home Loan Bank stock which is restricted in that it can only be sold back to the Federal Home Loan Bank. The carrying value of the stock approximates its fair value. The securities held in our portfolio experienced no rating changes during the quarter and remain at “AAA,” except for two securities, a municipal holding which is “Aa3” and a corporate debt security at “Aa2.” Both were based on ratings by Moody. At September 30, 2010 and December 31, 2009, securities were pledged to secure public deposits from the State of Michigan. The total securities pledged were $1.85 million at September 30, 2010 and $1.45 million at December 31, 2009, respectively.
The amortized cost and estimated fair value of securities at September 30, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000s omitted):

(unaudited)	Amortized Cost	Estimated fair value
Due in one year or less	$1,200	$1,208
Due in one year through five years	851	880
Due in five years through ten years	718	726
Due after ten years	—	—

Subtotal	$2,769	$2,814

Mortgage backed securities	882	988
FHLB Stock	162	162

Total	$3,813	$3,964

Note 4 — Loans
A summary of the balances of portfolio loans are as follows (000s omitted):

	(unaudited)
	September 30,	December 31,
	2010	2009
Mortgage loans on real estate
Residential 1-4	$3,302	$1,353
Multifamily	12,436	12,647
Commercial	43,949	35,917
Construction	2,676	518
Second mortgage	145	171
Equity lines of credit	11,644	11,445

Total real estate loans	74,152	62,051
Commercial loans	19,310	17,186
Consumer installment loans	959	512

Total portfolio loans	94,421	79,749
Less: ALLL	1,424	1,174
Deferred fees	137	93

Net portfolio loans	$92,860	$78,482

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Loans — continued
Activity in the allowance for loan losses for the three and nine months ended September 30, are as follows (000’s omitted):

	Three months ended		Nine months ended
	September 30,		September 30,
(unaudited)	2010	2009	2010	2009
Balance at beginning of period	$1,168	$840	$1,174	$710
Charge-offs	—	—	(341)	(18)
Recoveries	—	—	46	—
Provision for loan losses	256	32	545	180

Balance at end of period	$1,424	$872	$1,424	$872

At September 30, 2010, there were 2 loans considered to be impaired totaling approximately $614,600 with allocated specific reserves of approximately $236,600. There was one nonaccrual loan in the portfolio with a balance of approximately $25,000. There were no loans over 90 days past due and still accruing interest as of September 30, 2010.
Note 5 — Deposits
Deposits are summarized as follows (000s omitted):

	(unaudited)
	As of September 30, 2010		As of December 31, 2009
	Balance	Percentage	Balance	Percentage
Noninterest bearing demand	$12,709	12.7%	$8,495	10.4%
NOW accounts	7,029	7.0%	7,894	9.7%
Money market	10,160	10.2%	7,815	9.6%
Savings	18,279	18.3%	11,785	14.5%
Time deposits under $100,000	12,264	12.3%	13,240	16.3%
Time deposits over $100,000	39,556	39.5%	32,236	39.5%

Total deposits	$99,997	100.0%	$81,465	100.0%

At September 30, 2010, the scheduled maturities of time deposits are as follows (000s omitted):

(unaudited)	<$100,000	>$100,000	Total
Within 12 months	$3,793	$12,835	$16,628
> 12 months	8,471	26,721	35,192

Total	$12,264	$39,556	$51,820

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Leases and Commitments
The Corporation has entered into a lease agreement for its main office. Payments began in February 2005 and the initial term of the lease expires in October 2015. In October 2007, the Corporation exercised its first renewal option on the property which expires in October 2025. The main office lease has one additional ten year renewal option. The Corporation also entered into a lease agreement for its branch office in Bloomfield Township which provided for lease payments to begin in March 2006 and expire February 2016. The Bloomfield Township branch office lease was terminated effective January 18, 2010 pursuant to an agreement with the leaseholder. The termination agreement provided for a one-time payment of $110,000 to the leaseholder to end the lease which was expensed in 2009 and paid in 2010. In January 2010, a six month lease agreement was signed for office space to house a business development officer at a lease rate of $900 per month. In July 2010, a six month lease was signed for additional office space in the building next to the main office at a rate of $700 per month. Rent expense under all these agreements was $59,000 and $70,000 for the quarters ended September 30, 2010 and September 30, 2009. Rent expense under these agreements was $185,000 and $139,000 for the nine month periods ended September 30, 2010 and 2009, respectively.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis (000s omitted):

2010	$59
2011	230
2012	234
2013	239
2014	244
Thereafter	2,976

Total	$3,982

Note 7 — Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.
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
The carrying values and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009, are as follows (in thousands):

	(unaudited)
	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$11,712	$11,712	$7,758	$7,758
Securities available for sale	3,964	3,964	3,835	3,835
Loans	92,860	93,305	78,482	78,952
Accrued interest receivable	419	419	335	335

Financial liabilities:
Deposits	99,997	100,411	81,465	81,807
Accrued interest payable	108	108	77	77

BIRMINGHAM BLOOMFIELD BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of September 30, 2010. At September 30, 2010, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
The Bank’s actual capital amounts and ratios as of September 30, 2010 and December 31, 2009 are presented in the following table (000s omitted):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
(unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$10,008	10.8%	$7,394	8.0%	$9,243	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$8,849	9.6%	$3,697	4.0%	$5,546	6.0%

Tier I capital (to average assets) Bank of Birmingham	$8,849	8.2%	$4,321	4.0%	$5,402	5.0%

As of December 31, 2009
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$9,467	12.0%	$6,318	8.0%	$7,897	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$8,468	10.7%	$3,159	4.0%	$4,738	6.0%

Tier I capital (to average assets) Bank of Birmingham	$8,468	9.4%	$3,590	4.0%	$4,488	5.0%

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
Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions; interest rate movements and their impact on customer behavior and net interest margin; the impact of re-pricing and competitor’s pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers’ needs and development in the market place; our ability to access cost-effective funding; changes in financial markets; changes in economic conditions in general and particularly as related to the automotive and related industries in the Detroit metropolitan area; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; changes in accounting principles, policies or guidelines; and our future acquisitions of other depository institutions or lines of business. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in its filings with the Securities and Exchange Commission.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The Corporation is a Michigan corporation that was incorporated in 2004 to serve as the holding company for a Michigan state chartered bank, Bank of Birmingham (“Bank”). The Bank is a full service commercial bank headquartered in Birmingham, Michigan. The Bank serves businesses and consumers across Oakland and Macomb counties with a full range of lending, deposit and Internet banking services. Bank of Birmingham has continued to grow despite the economic downturn in the state of Michigan by lending with a strong focus on credit quality. While Oakland county is not immune to these issues, the demographics of the Birmingham-Bloomfield area somewhat lessen the impact of these economic conditions.
The Corporation received funds from the sale of its preferred stock under the U.S. Treasury’s Capital Purchase Program. Proceeds received during 2009 from this sale were $3.379 million which will be used to supplement the strong capital position of the Bank.
OPERATIONS
The Corporation’s (and the Bank’s) main office is located at 33583 Woodward Avenue, Birmingham, MI 48009. The building is a free-standing one story office building of approximately 8,300 square feet. The Bank also operated a branch office at 4145 West Maple Road, near the intersection of Telegraph Road in Bloomfield Township, MI, which was unprofitable and subsequently closed on January 18, 2010. The main office lease commenced in October 2005 and the Bank exercised its first renewal option thereby extending the lease to October 2025. The main office lease has an additional ten year renewal option. The office lease related to the closed Bloomfield Township branch commenced in March 2006 and was terminated effective January 2010. During January 2010, a six month short term lease was executed for office space to house one of our business development officers. During July 2010, a six month short term lease was executed for office space for the remainder of 2010. During 2009, the Corporation completed the sale of fixed rate cumulative preferred stock under the United States Treasury Capital Purchase Program. These funds provided additional capital to support growth.
The Bank will continue to focus on the lending, deposit and general banking needs in the community it serves. The Bank will investigate additional product and service offerings and will consider offering those that will be of benefit to our customers and the Bank.
FINANCIAL CONDITION
At September 30, 2010, the Corporation’s total assets were $111.3 million, an increase of $18.6 million or 20.1% from December 31, 2009. Cash and cash equivalents increased by $4.0 million or 51.0%. Investment securities available for sale increased $0.2 million or 3.4% from December 31, 2009 to September 30, 2010. Loans, net of the allowance for loan losses, increased by $14.2 million or 18.1% from December 31, 2009 to September 30, 2010. Total deposits increased by $18.5 million or 22.7% from December 31, 2009 to September 30, 2010. Basic and diluted earnings per share for the three and nine months ended September 30, 2010 were $0.05 per share and $0.15 per share, respectively. Basic and diluted loss per share for the three and nine months ended September 30, 2009 were $(0.08) per share and $(0.52) per share, respectively.
Cash and Cash Equivalents
Cash and cash equivalents increased $4.0 million or 51.0% to $11.7 million at September 30, 2010 up from $7.8 million at December 31, 2009. Federal funds sold decreased $3.1 million or 98.4% to $50,300 at September 30, 2010. The decrease in Federal funds sold is due to the shifting of excess funds to other correspondent bank accounts which earn somewhat higher interest rates.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments
Total investment securities available-for-sale increased $0.2 million or 5.3% to $4.0 million at September 30, 2010 up from $3.8 million at December 31, 2009. During the nine months ended September 30, 2010, decreases in the balance were due to repayments on mortgage backed securities and six called Agency securities, three of which were called in the third quarter. The decreases were offset by purchases of five Agency securities, two municipal bonds and one corporate bond. The Corporation had no held-to-maturity securities as of September 30, 2010 or December 31, 2009.
Loans, Credit Quality and Allowance for Loan Losses
During the first nine months of 2010, loans, net of the allowance for loan losses, increased $14.4 million or 18.3%, to $92.9 million at September 30, 2010 up from $78.5 million at December 31, 2009. The largest single category increase within loans, as noted in Note 4 to the financial statements, was commercial real estate which increased by $8.0 million or 22.4% to $43.9 million at September 30, 2010. Residential 1-4 family loans increased by $1.9 million or 144.1% to $3.3 million in the first nine months. Construction loans increased by $2.2 million to $2.7 million during the first nine months of 2010 up from $0.5 million at December 31, 2009. Commercial non real estate loans increased as well by approximately $1.9 million or 11.2% to $19.1 million at September 30, 2010. Management expects further loan growth in 2010, primarily in the commercial and commercial real estate loan portfolios driven by continued business development efforts.
The allowance for loan losses was $1.4 million or 1.51% of portfolio loans at September 30, 2010. There were no charge-offs during the three months ended September 30, 2010 while charge-offs totaled $341,000 for the nine month period ended September 30, 2010. There were no recoveries in the current quarter, while recoveries for the nine months ended September 30, 2010 totaled $46,000. For the three and nine month periods ended September 30, 2009, one home equity line of credit was charged-off for approximately $18,000, with no recoveries during the period. Nonperforming loans, which consist of non-accruing loans and loans past due 90 days or more and still accruing interest, were $199,999 at December 31, 2009. There was one nonperforming loan as of September 30, 2010 for $25,000.
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
Premises and Equipment
Premises and equipment was $1.4 million as of September 30, 2010 down from $1.5 million as of December 31, 2009. The Corporation has plans to support further growth of business lines, such as mortgage lending, over the next twelve months.
Deposits
Total deposits were $100.0 million as September 30, 2010, an increase of $18.5 million over December 31, 2009. In the deposit categories, noninterest bearing DDA deposits were $12.7 million, consisting of business accounts. NOW accounts which, except for limited circumstances, are owned by individuals were $7.0 million at September 30, 2010, while money market accounts were $10.2 million and savings accounts were $18.3 million at the current quarter end. Certificates of deposit were $51.8 million at September 30, 2010. Of this amount $39.6 million was in certificates greater than $100,000. Beginning in February 2008, the Corporation began advertising its rates on certain certificates of deposits on a national certificate of deposit network, which has attracted some deposits from outside the local market. We will continue to utilize this avenue to supplement our deposit base as we continue to focus on growing our portion of the local retail and commercial deposit market. We have also chosen to participate in the MI-CD program with the State of Michigan. This program allows us to acquire State of Michigan certificate of deposit funds at below market rates to aid in the funding of our loan portfolio.

	(unaudited)
	As of September 30, 2010
Deposits (000s omitted)	Balance	Percentage
Noninterest bearing demand	$12,709	12.7%
NOW accounts	7,029	7.0%
Money market	10,160	10.2%
Savings	18,279	18.3%
Time deposits under $100,000	12,264	12.3%
Time deposits over $100,000	39,556	39.5%

Total deposits	$99,997	100.0%

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Net Interest Income
Net interest income for the three months ended September 30, 2010 and 2009 was $1.2 million and $0.7 million respectively. Interest income on loans was $1.5 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively. The growth in interest income on loans was driven by continued growth in the loan portfolio. Deposit interest expense was steady at $0.3 million for the three month periods ended September 30, 2010 and 2009, respectively, despite significantly higher levels of deposits in the current quarter. This was the result of the Corporation paying lower rates on deposits in the current quarter compared to the same quarter in the prior year.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability and the net interest margin for the three months ended September 30, 2010 and 2009, respectively.

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Yield/	Balance	Income/	Yield/
	(000’s)	Expense	Rate	(000’s)	Expense	Rate
Interest-earning assets:
Loans receivable	$92,522	$1,486,216	6.43%	$67,801	$1,038,306	6.13%
Securities available for sale	4,410	35,215	3.19%	3,773	36,437	3.86%
Federal funds sold	127	51	0.16%	2,316	1,019	0.18%
Interest-bearing balances with other financial institutions	11,261	9,967	0.35%	8,092	9,526	0.47%

Total interest-earning assets	108,320	1,531,449	5.66%	81,982	1,085,288	5.30%
Noninterest-earning assets:
Cash and due from banks	569			1,266
All other assets	1,202			1,574

Total Assets	$110,091			$84,822

Interest-bearing liabilities:
NOW accounts	$7,442	$7,963	0.43%	$8,040	$13,474	0.67%
Money market	9,558	15,401	0.64%	10,261	26,402	1.03%
Savings	16,575	39,673	0.96%	10,038	39,102	1.56%
Time deposits	51,940	273,623	2.11%	37,495	258,243	2.75%

Total interest-bearing liabilities:	$85,515	336,660	1.57%	$65,834	337,221	2.05%

Non-interest bearing demand deposits	13,467			8,335
All other liabilities	249			644

Total liabilities	99,231			74,813
Shareholders’ Equity	10,860			10,009

Total liabilities and shareholders’ equity	$110,091			$84,822

Net Interest Income		$1,194,789			$748,067

Net spread			4.08%			3.25%

Net Interest Margin(1)			4.41%			3.65%

Ratio of interest-earning assets to interest-bearing liabilities			126.67%			124.53%

(1)	Net interest earnings divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net interest income for the nine months ended September 30, 2010 and 2009 was $3.2 million and $1.9 million respectively. Interest income on loans was $4.3 million and $2.9 million for the nine months ended September 30, 2010 and 2009, respectively. The growth in interest income on loans was driven by continued growth in the loan portfolio. Deposit interest expense remained steady at $1.0 million for the nine month periods ended September 30, 2010 and 2009, respectively. The Corporation had significant growth in deposit balances, but at considerably lower interest rates in 2010 compared to 2009.
The following table shows the Corporation’s consolidated average balances of assets, liabilities, and equity. The table also details the amount of interest income or interest expense and the average yield or rate for each category of interest-earning asset or interest-bearing liability and the net interest margin for the nine months ended September 30, 2010 and 2009, respectively.

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Yield/	Balance	Income/	Yield/
	(000’s)	Expense	Rate	(000’s)	Expense	Rate
Interest-earning assets:
Loans receivable	$87,680	$4,127,106	6.28%	$62,782	$2,774,781	5.89%
Securities available for sale	3,944	101,270	3.42%	3,554	110,948	4.16%
Federal funds sold	1,566	1,299	0.11%	2,544	2,934	0.15%
Interest-bearing balances with other financial institutions	9,794	21,283	0.29%	4,927	17,122	0.46%

Total interest-earning assets	102,984	4,250,958	5.50%	73,807	2,905,785	5.25%
Noninterest-earning assets:
Cash and due from banks	710			1,586
All other assets	1,209			1,693

Total Assets	$104,903			$77,086

Interest-bearing liabilities:
NOW accounts	$7,807	$28,929	0.49%	$7,837	$52,314	0.89%
Money market	9,117	44,580	0.65%	10,128	91,091	1.20%
Savings	14,990	123,479	1.10%	7,674	95,054	1.65%
Time deposits	50,551	815,651	2.15%	34,468	766,621	2.97%

Total interest-bearing liabilities:	$82,465	1,012,639	1.64%	$60,107	1,005,080	2.23%

Non-interest bearing demand deposits	11,301			6,691
All other liabilities	352			368

Total liabilities	94,118			67,166
Shareholders’ Equity	10,785			9,920

Total liabilities and shareholders’ equity	$104,903			$77,086

Net Interest Income		$3,238,319			$1,900,705

Net spread			3.87%			3.02%

Net Interest Margin (1)			4.19%			3.43%

Ratio of interest-earning assets to interest-bearing liabilities			124.88%			122.79%

(1)	Net interest earnings divided by average interest-earning assets.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The yield on interest-earning assets increased for the quarter ended September 30, 2010 to 5.66% from 5.30% as compared to the same period in the prior year. The increase was due to an improvement in the yield of the loan portfolio. The yield on loans receivable increased to 6.43% for the three months ended September 30, 2010 from 6.13% for the same period in 2009. The Corporation’s net spread increased for the three months ended September 30, 2010 to 4.08% from 3.25% for the same period in 2009. Net spread increased as a result of a reduction in the cost of deposits combined with improvement in the earning asset yield. In the prior year, deposit rates were higher due to the competitive market as well as promotional rates offered by the Bank as we continued to attract and build the customer base. Net interest margin increased to 4.41% for the three months ended September 30, 2010 up from 3.65% for the same period in 2009. As loan growth continues, management expects to utilize excess liquidity to enhance margin and improve yield on earning assets.
The yield on interest-earning assets increased for the nine month period ended September 30, 2010 to 5.50% from 5.25% as compared to the same period in the prior year. The yield on loans receivable increased to 6.28% for the nine months ended September 30, 2010, up from 5.89% for the same period in 2009. The Corporation’s interest rate spread increased for the nine months ended September 30, 2010 to 3.87%, up from 3.02% for the same period in 2009. Net interest margin increased to 4.19% for the nine months ended September 30, 2010, up from 3.43% for the same period in 2009. Management expects that the excess liquidity held in Federal Reserve balances will be utilized in the last quarter of the year through continued loan growth.
Provision for Loans Losses
The provision for loan losses was approximately $255,700 and $32,000 for the three months ended September 30, 2010 and 2009, respectively. The increase from the previous comparable period in provision for loan losses was due to continued loan growth and one loan that was placed on nonaccrual status and fully reserved in the current quarter. The Corporation charged off no loans in the current quarter and recovered approximately $46,000 in loans previously charged off. During the same period of 2009, the Corporation charged-off one loan totaling $18,000 and had no recoveries during that period.
The provision for loan losses was $544,900 and $180,800 for the nine month periods ended September 30, 2010 and 2009, respectively. The increase from the same period in 2009 was due to continued loan growth and the additional loans determined to be uncollectible. The Corporation has charged-off three loans in the first half of 2010 totaling $341,000 compared to $18,000 in the same period of 2009. The Corporation recovered $46,000 in the first nine months of 2010. There were no recoveries in the first nine months of 2009.
Non-Interest Income
Non-interest income was $27,400 and $27,300 for the three months ended September 30, 2010 and 2009, respectively. Loan fees and charges decreased to approximately $3,000 for the three months ended September 30, 2010, down from $4,300 for the same period in 2009. The decrease is primarily due to decreases in income earned on loan origination activity. Deposit fees and charges increased approximately $2,800 to $22,900 in the current quarter compared to the same period in 2009. This increase is due to continued increases in deposit levels. Other income decreased approximately $1,300 for the quarter ended September 30, 2010, down from $2,900 for the same period in 2009.
Non-interest income was $104,900 and $77,500 for the nine months ended September 30, 2010 and 2009, respectively. Loan fees and charges increased to approximately $16,500 for the first half of 2010 compared to $10,000 for the same period in 2009. The increase was due in large part to an increase in the loan portfolio and loan origination activities. Deposit fees and charges increased to approximately $64,100 for the nine months ended September 30, 2010, up from approximately $54,800 for the same period in 2009. This increase is primarily due to increased levels of deposits. Other income increased to approximately $24,300 for the nine months ended September 30, 2010, up from approximately $12,700 for the same period in 2009.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-Interest Expense
Non-interest expense for the three months ended September 30, 2010 and 2009 was $868,600 and $866,800 respectively. Salaries and benefits continued to be the largest component of non-interest expense. Salaries and benefits increased $29,700, or 7.5%, to $428,300 for the quarter ended September 30, 2010 up from $398,600 for the same period of 2009. The increase is due to adding staff in the current quarter to accommodate the growth of the Bank. Occupancy and equipment expenses decreased to $143,400 for the quarter ended September 30, 2010 down from $191,900 for the same period of 2009. Occupancy costs decreased as a result of the closure of an unprofitable branch location in early January 2010. The one-time costs of closure were recognized in the fourth quarter 2009. Data processing expenses were $56,900 for the three month period ended September 30, 2010, which is consistent with the same period in 2009. Advertising expenses were $21,900 for the three months ended September 30, 2010. Professional fees were down $9,800, or 13.5%, to $62,900 for the three months ended September 30, 2010 compared to $72,700 for the same period in 2009. For the current quarter end, the Corporation recognized $35,300 for external audit expenses, $13,600 related to internal audit expenses, $11,000 for legal expenses and $17,600 for other consulting expenses. Other expenses increased to $148,200 for the three months ended September 30, 2010 compared to $138,100 for the same period in 2009.
Non-interest expense for the nine months ended September 30, 2010 and 2009 was $2.5 million and $2.7 million, respectively. Salaries and benefits increased $50,200, or 4.3%, to $1,226,900 for the nine months ended September 30, 2010 up from $1,176,700 for the same period of 2009. Salaries and benefits increased in 2010 due to increased staffing in the third quarter offset by open positions in prior quarters. Occupancy and equipment expenses decreased to $433,900 for the nine month period ended September 30, 2010 down from $607,400 for the same period of 2009. As discussed above, occupancy expenses have been reduced with the closure of an unprofitable branch in early 2010. Data processing expenses were $162,000 for the nine month period ended September 30, 2010, which is up slightly from the $158,600 incurred in the same period in 2009. Advertising expenses were $67,200 for the nine months ended September 30, 2010, up from $56,600 for the same period in 2009. The Corporation has run additional promotions in the current year as compared to 2009. Professional fees were $222,600 for the nine months ended September 30, 2010 compared to $270,000 for the same period in 2009. As indicated above, the Corporation recognized $17,200 for legal expenses related to the Capital Purchase Program Participation and $19,000 in consulting expense related to remote deposit capture and technology consulting in the second quarter of 2009, both of which were not applicable to the same period in 2010. Other expenses increased slightly to $401,400 for the nine months ended September 30, 2010 compared to $396,300 for the same period in 2009.
Income Taxes
No income tax expense or benefit was recognized during the three and nine month periods ended September 30, 2010 or 2009 due to the tax loss carry-forward position of the Corporation. An income tax benefit may be booked in future periods when management believes that profitability will be expected for the foreseeable future.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT
The liquidity of a bank allows it to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of other investment opportunities. Funding of loan requests providing for liability outflows and managing interest rate margins require continuous analysis to attempt to match the maturities and re-pricing of specific categories of loans and investments with specific types of deposits and borrowings. Bank liquidity depends upon the mix of the banking institution’s potential sources and uses of funds. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have sufficient funds available to meet our future commitments. As of September 30, 2010, unused commitments totaled $31.8 million. Commitments to extend credit are agreements to lend. Of this amount, approximately $14.6 million relates to commitments to extend credit. Since many of these commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. $16.5 million represents commercial and equity lines of credit which the Bank expects, and experience has shown, that only a relatively small portion of the unused commitments will normally be drawn upon. While we expect to see an increase in advances on the home equity lines of credit under uncertain economic times, we believe that these usage numbers will not materially impact our liquidity needs. Additionally, the Bank had $703,000 in commercial letters of credit. A portion (32.1%), of the Bank’s time deposits of $51.8 million matures within twelve months from September 30, 2010. The Bank continues to focus on increasing its share of the local commercial and retail deposit market and extending the duration of those deposits. We have developed several alternative funding sources to supplement our deposit base in order to satisfy our liquidity needs. We utilize an online listing service that allows us to bring in deposits from outside the local marketplace and we have chosen to participate in the State of Michigan’s MI-CD program, which allows us to pull in below market rate certificate of deposit dollars to aid in the funding of our loan portfolio. In addition, we are members of the Federal Home Loan Bank of Indianapolis and have a credit line with the Federal Reserve Bank to provide additional funding sources should they be needed.
The largest uses and sources of cash and cash equivalents for the Corporation for the nine months ended September 30, 2010, as noted in the Consolidated Statement of Cash Flows, were centered primarily on the uses of cash in investing activities and the net cash provided by financing activities. The uses of cash in investing activities were largely due to the increase in loans of $14.8 million, purchases of investment securities totaling $3.0 million, which were offset by proceeds from the sale and maturities of investment securities and other repayments on mortgage backed securities totaling $2.9 million. Offsetting the uses of cash in investing activities, was the cash provided from financing activities which included net increases in deposits of $18.5 million. Total cash and cash equivalents at September 30, 2010 was $11.7 million, which was a increase of $4.0 million from $7.8 million from December 31, 2009. Management expects to fund continued loan growth utilizing available cash and cash equivalents.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of September 30, 2010. Note 7 to the financial statements is hereby incorporated by reference. At September 30, 2010, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
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
Off-Balance Sheet Arrangements
As of September 30, 2010, unused commitments totaled $31.8 million. Of this amount, approximately $14.6 million relates to commitments to extend credit. Commitments to extend credit are agreements to lend. Since many of these commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. $16.5 million represents commercial and equity lines of credit which the Bank expects, and experience has shown, that only a relatively small portion of the unused commitments will normally be drawn upon. Additionally, the Corporation had $703,000 in commercial letters of credit.
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
Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization’s quantitative level of exposure. When assessing the IRR management process, the Corporation seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Corporation to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality. This detailed analysis is performed on a quarterly basis, but is managed daily. The Bank continues to be in a liability sensitive position and management continues to work toward creating a more closely matched portfolio to minimize any potential impact that changing rates could have on earnings in the short term. The institution is well positioned to minimize the impact of rate changes, with the rate shock analysis showing that over the long term, rate changes pose only a minimal risk to our economic value of equity (EVE ratio).
The Corporation has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2009, which information can be located in the Corporation’s annual report on Form 10-K.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 4T. CONTROLS AND PROCEDURES
As of September 30, 2010, we conducted an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of September 30, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in the Corporation’s internal controls over financial reporting during the period ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: November 15, 2010	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Thomas H. Dorr
Thomas H. Dorr
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32.1	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350