Form 10-K
period 2010-12-31
Birmingham Bloomfield Bancshares
filed 2011-03-21
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-2 of the Exchange Act). (Check one:)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $4,950,000.
As of March 21, 2011, 1,800,000 shares of the common stock of the registrant were issued or outstanding.

Documents Incorporated by Reference:
Parts I and II — Portions of the Shareholder Report of the issuer for the year ended December 31, 2010.
Part III — Portions of the Proxy Statement of the issuer for its May 16, 2011 Annual Meeting.

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
          According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2010, financial institutions in Oakland County, where the main office is located, held approximately $36.8 billion in total deposits. A significant portion of the deposits held in financial institutions in our primary banking market are attributable to branch offices of out-of-state banks. We believe that banks headquartered outside of our primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers. Through our local ownership and management, we believe that Bank of Birmingham is uniquely situated to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs. We believe that the Bank can compete effectively with larger and more established banks through an active business development plan and by offering local access, competitive products and services and more responsive customer service.

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
          Operating strategy. In order to achieve the level of prompt, responsive service that we believe is necessary to attract customers and to develop the bank’s image as a local bank with a community focus, the Bank of Birmingham will employ the following operating strategies:
•	Experienced senior management. The Bank’s senior management possesses extensive experience in banking industry, as well as substantial business and banking contacts in our primary service areas.
•	Quality employees. Bank of Birmingham will strive to hire highly trained and seasoned staff.
•	Community-oriented board of directors. All of the Bank’s directors are either experienced bankers or local business and community leaders. Most have significant business ties to the Bank’s primary service areas, enabling them to be sensitive and responsive to the needs of the community. Additionally, the board of directors represents a wide variety of business experience and community involvement.
•	Highly visible sites. The main office is highly visible and located in close proximity to major traffic arteries. The main office is located at 33583 Woodward Avenue, Birmingham, Michigan in an area that provides easy access to potential banking customers traveling in the Birmingham area. We believe that this site gives the Bank a highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area. We believe this enhances the Bank’s image as a strong competitor.
•	Individual customer focus. Bank of Birmingham focuses on providing individual service and attention to our target customers, which include local businesses, professionals and individuals. The Bank’s products and services are delivered personally though one full-service offices and supported by effective technical and non-technical service delivery systems. Clients will enjoy the convenience of on-site visits by the Bank’s business relationship managers, a courier service for non-cash deposits and business consultation services.
•	Financial and information center. Bank of Birmingham serves as a financial and information center for the community, and will assemble and sponsor professionals to conduct seminars and workshops on a variety of subjects of interest to assist members of our community in developing or enhancing their personal and professional effectiveness.

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
Employees
          The Bank’s success depends, in part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank of Birmingham operates with twenty seven full-time equivalent employees.

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
The Corporation
          General. The Corporation, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Corporation is required to register with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Corporation might not do so absent such policy. Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve Bank of Chicago and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.
          Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates.

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
          Recent Developments. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to EESA, the Treasury has the authority to among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to its authority under EESA, the Treasury created the TARP CPP under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies. The Corporation elected to participate in the TARP CPP and on April 24, 2009 completed the sale to the Treasury of $1,635,000 of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Shares”) and a warrant to purchase Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”). The Corporation issued and sold 1,635 Series A Preferred Shares, with a $1,000 per share liquidation preference, and a warrant to purchase 82 shares of the Series B Preferred Shares, with a $1,000 per share liquidation preference, at an exercise price of $0.01 per share (the “Warrant”). The Warrant was immediately exercised by the Treasury. On December 18, 2009, the Corporation completed the sale of 1,744 shares of Fixed Rate Cumulative Perpetual Preferred Stock series C in exchange for $1,744,000 from the U.S. Treasury under the Capital Purchase Program.
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

          In June 2010, the banking regulators issued final guidance to ensure that incentive compensation arrangements at financial institutions take into account risk and are consistent with safe and sound practices. The guidance does not set forth any formulas or pay caps, but sets forth certain principles which companies would be required to follow with respect to certain employees and groups of employees that may expose the institution to material amounts of risk.
          The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law on July 31, 2010. The Dodd-Frank Act constitutes one of the most significant efforts in recent history to comprehensively overhaul the financial services industry and will affect large and small financial institutions alike. While some of the provisions of the Dodd-Frank Act take effect immediately, many of the provisions have delayed effective dates and their implementation will require the issuance of numerous new regulations.
          The Dodd-Frank Act deals with a wide range of regulatory issues including, but not limited to: mandating new capital requirements that would require certain bank holding companies to be subject to the same capital requirements as their depository institutions; eliminating (with certain exceptions) trust preferred securities; codifying the Federal Reserve’s Source of Strength doctrine; creating a Bureau of Consumer Financial Protection which will have the power to exercise broad regulatory, supervisory and enforcement authority concerning both existing and new consumer financial protection laws; permanently increasing federal deposit insurance protection to $250,000 per depositor; extending the unlimited coverage for qualifying non-interest bearing transactional accounts until December 31, 2012.; increasing the ratio of reserves to deposits minimum to 1.35 percent; assessing premiums for deposit insurance coverage on average consolidated total assets less average tangible equity, rather than on a deposit base; authorizing the assessment of examination fees; establishing new standards and restrictions on the origination of mortgages; permitting financial institutions to pay interest on business checking accounts; limiting inter-change fees payable on debit card transactions; and implementing requirements on boards, corporate governance and executive compensation for public companies.
          The complete impact of the Dodd-Frank Act is unknown since many of the substantive requirements will be contained in many rules and regulations to be implemented. However, the Dodd-Frank Act will have a significant and immediate effect on banks and bank holding companies in many areas.
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
          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows the FDIC and other federal bank regulators to approve applications for mergers of banks across state lines without regard to whether such activity is contrary to state law. However, each state could determine if it would permit out of state banks to acquire only branches of a bank in that state or to establish de novo branches. However, as a result of the Dodd-Frank Act, interstate branching authority has been expanded. A state or national bank may open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank charted by another state to open a branch.
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
          Assessments and Fees. The Bank pays a supervisory fee to the OFIR of not less than $4,700 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations. As described below under “Deposit Insurance, “ the Bank also pays assessments to the FDIC for deposit insurance.
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
          Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act and permanently raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. In addition, in November 2010, pursuant to the Dodd-Frank Act, the FDIC issued a final rule to provide temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010 through December 31, 2012, at no additional surcharge.
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

          Due to a decrease in the reserve ratio of the deposit insurance fund, in October 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (the FDIC has extended this time to eight years). The reserve ratio has now been increased to 1.35% by the Dodd-Frank Act. The FDIC has been directed to offset the effects of increased assessments on depository institutions with less than $10 billion in assets. To achieve these levels, the FDIC is authorized by the Dodd-Frank Act to make special assessments and charge examination fees.
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
          As required by the Dodd-Frank Act, on February 7, 2011, the FDIC adopted a final rule that redefines its deposit insurance premium assessment base to be an insured institution’s average consolidated total assets minus average tangible equity. In addition, FDIC has revised its deposit insurance rate schedules as a consequence of the changes to the assessment base. The proposed rate schedule and other revisions became effective on April 1, 2011.
          On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee was set to expire on December 31, 2009; however, it was extended to December 31, 2010. The Dodd-Frank Act provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transactions account at all insured depository institutions. There is no additional surcharge related to this coverage.
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
          Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:
•	for transaction accounts totaling $10.7 million or less, a reserve of 0%; and
•	for transaction accounts in excess of $10.7 million up to and including $58.8 million, a reserve of 3%; and for transaction accounts totaling in excess of $58.8 million, a reserve requirement of $1.443 million plus 10% of that portion of the total transaction accounts greater than $58.8 million.
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
ITEM 4. Reserved.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          The information shown under the caption “Stock Information” on page A-43 of the Shareholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.
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
Recent Sales of Unregistered Securities
          None.
ITEM 6. Selected Financial Data
          The information under the caption “SELECTED FINANCIAL INFORMATION” of the Corporation’s 2010 Shareholder Report is incorporated herein by reference from Exhibit 13.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-27 to A-43 of the Shareholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
          The information required by the item number is not applicable to smaller reporting companies.
ITEM 8. Financial Statements and Supplemental Data.
          The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Changes in Shareholders’ Equity (Deficit),” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages A-1 through A-26 of the Shareholder Report filed as Exhibit 13 to this Form 10-K, as well as the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC, dated March 21, 2011, included in the Shareholder Report, are incorporated herein by reference.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.

ITEM 9A. Controls and Procedures.
          Disclosure Controls and Procedures — As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2010, the Corporation carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).
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
          Birmingham Bloomfield Bancshares, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting is effective, based on those criteria.
          Changes in Internal Controls — There were no changes in the Corporation’s internal controls over financial reporting during the quarter ended December 31, 2010 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.
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

          The following table shows the Company’s shareholder approved and non-shareholder approved equity compensation plans as of December 31, 2010:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	180,000	$10.00	45,000
Equity compensation plans not approved by security holders (1)	184,000	$10.00	0
Total	364,000	$10.00	45,000

(1)	Organizers of the Company were granted warrants pursuant to the Company’s registration statement dated November 14, 2005.
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

ITEM 15. Exhibits and Financial Statement Schedules

Number	Description
3.1(i)	Articles of Incorporation are incorporated by reference from Exhibit 3.1 of the Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2009.

3.1(ii)	Certificate of Designations for the Series C Preferred Stock (incorporated by reference from Form 8-K filed on December 21, 2009).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005).

4.1	Specimen common stock certificate (incorporated by reference from Exhibit 4.1 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005).

4.2	Form of Birmingham Bloomfield Bancshares, Inc. Organizers’ Warrant Agreement (incorporated by reference from Exhibit 4.2 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005).

10.1	Birmingham Bloomfield Bancshares, Inc. 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2007).

10.2	Lease Agreement dated January 28, 2005, by and between Irving I. Rosen Family Limited Partnership and Birmingham Bloomfield Bancshares, Inc. (incorporated by reference from Exhibit 10.10 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005).

10.3	Form of Incentive Stock Option Agreement (incorporated by reference from Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007).

10.4	Letter Agreement dated April 24, 2009 including the Securities Purchase Agreement — Standard Terms incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on April 30, 2009).

10.5	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K filed on April 30, 2009).

10.6	Form of Omnibus Amendment Agreement (incorporated by reference from Form 8-K filed on April 30, 2009).

10.7	Side Letter Agreement dated April 24, 2009 between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on April 30, 2009).

10.8	Executive Employment Agreement with Robert E. Farr (incorporated by reference from Form 8-K filed on May 21, 2009).

10.9	Executive Employment Agreement with Lance N. Krajacic, Jr. (incorporated by reference from Form 8-K filed on May 21, 2009).

10.10	Letter Agreement dated December 18, 2009 including the Securities Purchase Agreement — Standard Terms incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on December 24, 2009).

10.11	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K filed on December 24, 2009).

10.12	Side Letter Agreement No. 1 dated December 18, 2009 between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on December 24, 2009).

10.13	Side Letter Agreement No. 2 dated December 18, 2009 between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on December 24, 2009).

10.14	Executive Employment Agreement with Thomas H. Dorr (incorporated by reference from Form 8-K filed on November 17, 2010).

11	Computation of Per Share Earnings is incorporated by reference from the Corporation’s 2010 Shareholder Report on Form 10-K

13	2010 Shareholder Report (except for portions of the 2010 Shareholder Report that are expressly incorporated by reference into this Annual Report of Form 10-K, the 2010 Shareholder Report shall not be deemed filed as apart hereof.)

14	Code of Ethics (incorporated by reference from Form 10-K filed on March 31, 2010)

21	List of Subsidiaries.

23	Consent of Plante & Moran, PLLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

Number	Description
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350

99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer

99.2	31 C.F.R. Section 30.15 Certification of Principal Financial Officer

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: March 21, 2011	By:	/s/ Robert E. Farr
Robert E. Farr
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Harry Cendrowski	Director	March 21, 2011
Harry Cendrowski

/s/ Donald E. Copus	Director	March 21, 2011
Donald E. Copus

/s/ John M. Erb	Director	March 21, 2011
John M. Erb

/s/ Robert E. Farr	Director, President & Chief	March 21, 2011
Robert E. Farr	Executive Officer
(Principal Executive Officer)

/s/ Charles Kaye	Director	March 21, 2011
Charles Kaye

/s/ Lance N. Krajacic, Jr.	Director	March 21, 2011
Lance N. Krajacic, Jr.

/s/ Scott McCallum	Director	March 21, 2011
Scott McCallum

/s/ Daniel P. O’Donnell	Director	March 21, 2011
Daniel P. O’Donnell

/s/ Charles T. Pryde	Director	March 21, 2011
Charles T. Pryde

/s/ Walter G. Schwartz	Director	March 21, 2011
Walter F. Schwartz

/s/ Henry Spellman	Director	March 21, 2011
Henry Spellman

/s/ Bruce Nyberg	Director	March 21, 2011
Bruce Nyberg

SIGNATURE	TITLE	DATE

/s/ Thomas J. Wagner	Director	March 21, 2011
Thomas J. Wagner

/s/ Thomas H. Dorr	Chief Financial Officer (Principal Financial and	March 21, 2011
Thomas H. Dorr	Accounting Officer)

Exhibit Index

Number	Description
13	2010 Shareholder Report (except for portions of the 2010 Shareholder Report that are expressly incorporated by reference into this Annual Report of Form 10-K, the 2010 Shareholder Report shall not be deemed filed as a part hereof.)

21	List of Subsidiaries

23	Consent of Plante & Moran, PLLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350

99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer

99.2	31 C.F.R. Section 30.15 Certification of Principal Financial Officer