Form 10-Q
period 2011-03-31
Birmingham Bloomfield Bancshares
filed 2011-05-13
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s Common Stock as of May 13, 2011, was 1,800,000 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets
Cash and cash equivalents
Cash	$14,036,879	$5,300,368
Federal funds sold	—	65,936

Total cash and cash equivalents	14,036,879	5,366,304

Securities, available for sale (Note 2)	3,150,652	3,200,002
Federal Home Loan Bank stock	160,200	160,200

Loans held for Sale	—	322,500

Loans (Note 3)
Total portfolio loans	98,205,105	100,378,678
Less: allowance for loan losses	(1,487,099)	(1,448,096)

Net portfolio loans	96,718,006	98,930,582

Premises & equipment, net	1,435,426	1,359,510
Interest receivable and other assets	1,019,575	995,438

Totals assets	$116,520,738	$110,334,536

Liabilities and Shareholders’ Equity
Deposits (Note 4)
Non-interest bearing	$12,477,840	$14,190,295
Interest bearing	92,110,155	83,060,199

Total deposits	104,587,995	97,250,494

Secured borrowings	—	1,469,095
Interest payable and other liabilities	529,558	629,422

Total liabilities	105,117,553	99,349,011

Shareholders’ equity
Senior cumulative perpetual preferred stock series A $1,000 liquidation value per share, 5% Authorized, issued and outstanding — 1,635 shares	1,635,000	1,635,000
Discount on senior preferred stock series A	(56,427)	(61,027)
Senior cumulative perpetual preferred stock series B $1,000 liquidation value per share, 9% Authorized, issued and outstanding — 82 shares	82,000	82,000
Premium on preferred stock series B	6,134	6,634
Senior cumulative perpetual preferred stock series C $1,000 liquidation value per share, 5% Authorized, issued and outstanding — 1,744 shares	1,744,000	1,744,000
Common stock, no par value Authorized — 4,500,000 shares Issued and outstanding — 1,800,000 shares	17,034,330	17,034,330
Additional paid in capital	493,154	493,154
Accumulated deficit	(9,647,177)	(10,061,474)
Accumulated other comprehensive income	112,171	112,908

Total shareholders’ equity	11,403,185	10,985,525

Total liabilities and shareholders’ equity	$116,520,738	$110,334,536

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,
	2011	2010
Interest Income
Interest and fees on loans	$1,555,809	$1,232,140
Interest on securities	27,911	34,698
Interest on federal funds and bank balances	4,631	6,334

Total interest income	1,588,351	1,273,172

Interest Expense
Interest on deposits	314,055	324,246
Interest on federal funds and short-term borrowings	14,509	—

Total interest expense	328,564	324,246

Net Interest Income	1,259,787	948,926

Provision for loan losses	39,000	112,405

Net Interest Income After Provision for Loan Losses	1,220,787	836,521

Non-interest Income
Service charges on deposit accounts	11,572	9,635
Other income	302,098	17,387
Mortgage banking activities	11,439	—

Total non-interest income	325,109	27,023

Non-interest Expense
Salaries and employee benefits	582,017	400,624
Share based payments	—	3,695
Occupancy expense	118,102	118,634
Equipment expense	35,400	35,577
Advertising and public relations	36,046	5,280
Data processing expense	49,013	55,550
Professional fees	111,524	68,211
Other expenses	151,314	146,633

Total non-interest expense	1,083,416	834,204

Net Income Before Federal Income Tax	462,480	29,339
Federal income tax	—	—

Net Income	462,480	29,339

Dividend on senior preferred stock	44,083	43,351
Accretion of discount on preferred stock	4,100	4,100

Net Income (Loss) Applicable to Common Shareholders	$414,297	$(18,112)

Basic and Diluted Income (Loss) per Share	$0.23	$(0.01)
See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31,
Total Shareholders’ Equity	2011	2010
Balance at beginning of period	$10,985,525	$10,727,933
Net income	462,480	29,339
Other comprehensive income:
Net change in unrealized gains on securities available for sale	(737)	81

Total comprehensive income	461,743	29,420
Share based payments expense	—	3,695
Preferred dividends	(44,083)	(43,351)

Balance at end of period	$11,403,185	$10,717,697

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$462,480	$29,339
Share based payment expense	—	3,695
Provision for loan losses	39,000	112,405
Gain on sale of loans	(8,697)	—
Proceeds for sales of loans originated for sale	436,197	—
Loans originated for sale	(105,000)	—
Accretion of securities	(1,576)	(2,018)
Depreciation expense	43,669	44,618
Net decrease (increase) in other assets	(24,137)	(76,171)
Net increase (decrease) in other liabilities	(99,863)	(83,580)

Net cash provided by (used) in operating activities	742,073	28,288

Cash flows from investing activities
Net change in portfolio loans	2,173,575	(6,528,521)
Purchase of securities	—	(352,546)
Proceeds from calls or maturities of securities	—	393,699
Principal payments on securities	50,189	—
Purchases of premises and equipment	(119,585)	—

Net cash provided by (used) in investing activities	2,104,179	(6,487,368)

Cash flows from financing activities
Increase in deposits	7,337,501	6,267,016
Net change in short term borrowings	(1,469,095)	—
Dividend on senior preferred stock	(44,083)	(43,351)

Net cash provided by financing activities	5,824,323	6,223,665

(Decrease) increase in cash and cash equivalents	8,670,575	(235,415)

Cash and cash equivalents — beginning of period	5,366,304	7,758,201

Cash and cash equivalents — end of period	$14,036,879	$7,522,786

Supplemental Information:
Interest paid	$642,745	$316,907
Income tax paid	—	—
Loans transferred to other real estate	—	—
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Summary of Significant Accounting Policies
Basis of Statement Presentation
The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Birmingham Bloomfield Bancshares, Inc. (the “Corporation”) and the notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2010.
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary the Bank of Birmingham (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.
Changes in Significant Accounting Policies
Income Recognition on Small Business Administration Loan Sales — On January 28, 2011, the Small Business Administration (“SBA”) released a notice removing the 90-day warranty, or “recourse provision,” on the guaranteed portion of SBA 7(a) loans sold at a premium in the secondary market. This change allowed the Corporation to recognize income from SBA loan sales immediately upon settlement rather than waiting for the expiration of the recourse period. The Corporation had been selling the guaranteed portion of SBA loans to outside investors with a provision whereby the Corporation must rebate the premium received on the sale if a loan prepays or defaults within 90 days of the loan origination (the “recourse provision.”) After the recourse provision expired, the Corporation recognized the outstanding transaction as a sale by decreasing the Corporations loan balance, removing the secured borrowing and recognizing the gain associated with the sale.
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

Note 1 — Summary of Significant Accounting Policies — Continued
ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (‘TDR’)” In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Corporation intends to adopt the methodologies prescribed by this ASU by the date required. Given the recent issuance of this pronouncement, the Corporation is continuing to evaluate the impact of adoption of this ASU.
Note 2 — Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
U. S. Government agency securities	$1,349	$10	$—	$1,359
Municipal securities	650	5	—	655
Mortgage backed securities	790	89	—	879
Corporate bonds	250	8	—	258

Sub-total available for sale	$3,039	$112	$—	$3,151
FHLB Stock	160	—	—	160

Total securities	$3,199	$112	$—	$3,311

December 31, 2010

U. S. Government agency securities	$1,350	$11	$—	$1,361
Municipal securities	650	7	—	657
Mortgage backed securities	837	91	—	928
Corporate bonds	250	4	—	254

Sub-total available for sale	$3,087	$113	$—	$3,200
FHLB Stock	160	—	—	160

Total Securities	$3,247	$113	$—	$3,360

As of March 31, 2011 and December 31, 2010, all securities are classified as available for sale. Unrealized gains and losses within the investment portfolio are determined to be temporary. The Corporation has performed an analysis of the portfolio for other than temporary impairment and concluded no losses are required to be recognized. Management has no specific intent to sell any securities and it is not more likely than not the Corporation will be required to sell any securities before recovery of the cost basis. Management expects to collect all amounts due according to the contractual terms of the security. The Corporation had no individual securities with gross unrealized losses at March 31, 2011 and December 31, 2010.
Total securities representing $1,737,000 and $1,788,000 as of March 31, 2011 and December 31, 2010 were pledged to secure public deposits from the State of Michigan.
Federal Home Loan Bank stock is restricted and can only be sold back to the Federal Home Loan Bank. The carrying value of the stock approximates its fair value.

Note 2 — Securities — Continued
The amortized cost and estimated fair value of all securities at March 31, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000s omitted):

	Amortized cost	Estimated fair value
Due in one year or less	$1,200	$1,202
Due in one year through five years	1,839	1,949
Due in five years through ten years	—	—
Due after ten years	—	—

Total	$3,039	$3,151

Note 3 — Loans
A summary of the balances of loans as of March 31, 2011 and December 31, 2010 is as follows (000s omitted):

	March 31,	December 31,
	2011	2010
Mortgage loans on real estate:
Residential 1 to 4 family	$3,368	$3,380
Multifamily	12,439	12,355
Commercial	47,507	49,029
Construction	3,058	2,024
Second mortgage	117	118
Equity lines of credit	11,730	11,794

Total mortgage loans on real estate	78,219	78,700
Commercial loans	19,258	20,776
Consumer installment loans	811	964

Total loans	98,288	100,440
Less: Allowance for loan losses	(1,487)	(1,448)
Net deferred loan fees	(83)	(61)

Net loans	$96,718	$98,931

Note 3 — Loans — Continued
An analysis of the allowance for loan losses for the year to date period ended March 31, 2011 and December 31, 2010 (000s omitted):
Three months ended March 31, 2011

		Home				2010
Allowance for Loan Losses	Commercial	Equity	Residential	Consumer	Total	Total
Beginning balance	$1,070	$352	$14	$12	$1,448	$1,174
Charge-offs	—	—	—	—	—	(31)
Recoveries	—	—	—	—	—	—
Provision	43	(2)	—	(2)	39	112

Ending balance	$1,113	$350	$14	$10	$1,487	$1,255
Percent of principal balance	1.29%	3.47%	1.22%	1.23%	1.51%

Ending balance: individually evaluated for impairment	$56	$212	$—	$—	$268

Ending balance: collectively evaluated for impairment	$1,057	$138	$14	$10	$1,219

Portfolio Loans
Ending unpaid principal balance	$86,233	$10,099	$1,145	$811	$98,288

Ending unpaid principal balance: individually evaluated for impairment	$699	$888	$—	$—	$1,587

Ending unpaid principal balance: collectively evaluated for impairment	$85,534	$9,211	$1,145	$811	$96,701
Year ended December 31, 2010

		Home
Allowance for Loan Losses	Commercial	Equity	Residential	Consumer	Total
Beginning balance	$991	$166	$10	$7	$1,174
Charge-offs	(141)	(225)	—	—	(366)
Recoveries	46	—	—	—	46
Provision	174	410	4	6	594

Ending balance	$1,070	$351	$14	$13	$1,448
Percent of principal balance	1.21%	3.45%	1.21%	1.25%	1.44%

Ending balance: individually evaluated for impairment	$25	$212	$—	$—	$237

Ending balance: collectively evaluated for impairment	$1,045	$139	$14	$13	$1,211

Portfolio Loans
Ending unpaid principal balance	$88,080	$10,166	$1,153	$1,041	$100,440

Ending unpaid principal balance: individually evaluated for impairment	$2,107	$887	$—	$—	$2,994

Ending unpaid principal balance: collectively evaluated for impairment	$85,973	$9,279	$1,153	$1,041	$97,446

Note 3 — Loans — continued
Management uses a loan rating system to identify the inherent risk associated with portfolio loans. Loan ratings are based on a subjective definition that describes the conditions present at each level of risk and identifies the important aspect of each loan. The Bank currently uses a 1 to 8 grading scale for commercial loans. Each loan grade corresponds to a specific qualitative classification. All other consumer and mortgage loan types are internally rated based on various credit quality characteristics using the same qualitative classification. The risk rating classifications included: pass, special mention, substandard, doubtful and loss.
Loans risk-rated as special mention, are considered criticized loans, exhibiting some potential credit weakness that requires additional attention by management and are maintained on the internal watch list and monitored on a regular basis. Loans risk-rated as substandard or higher are considered classified loans exhibiting well-defined credit weakness and are recorded on the problem loan list and evaluated more frequently. The Bank’s credit administration function is designed to provide increased information on all types of loans to identify adverse credit risk characteristics in a timely manner. Total criticized and classified loans increased $1,337,000 to $12,227,000 at March 31, 2011 from $10,890,000 at December 31, 2010. The change was the result of an increase totaling $2,748,000 in special mention loans and a $1,412,000 decrease in substandard accounts. The majority of the increase is isolated to commercial loans and represents the weakness of the economic environment of our market area. The Bank only has one loan in non-accrual status. This is a home equity credit totaling $298,000 and is in the process of foreclosure. The loan has been individually evaluated for impairment and a corresponding charge-off has been recorded. There were no loans that were risk rated doubtful or loss at March 31, 2011 or December 31, 2010. Management closely monitors each loan adversely criticized or classified and institutes appropriate measures to eliminate the basis of criticism.
The primary risk elements considered by management regarding each consumer and residential real estate loan are lack of timely payment and loss of real estate values. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor’s rights in order to preserve the Bank’s position. The primary risk elements concerning commercial and industrial loans and commercial real estate loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial reporting from its commercial loan customers and verifies existence of collateral and its value.
An analysis of credit quality indicators at March 31, 2011 and December 31, 2010 follows (000s omitted):
     March 31, 2011

Commercial Loans	Commercial	Commercial	Commercial	Commercial
Credit Quality	Real Estate	Term	LOC	Construction
1 — pass	$—	$—	$—	$—
2 — pass	388	—	—	—
3 — pass	16,814	3,753	4,775	—
4 — pass	38,890	5,484	4,039	1,250
5 — special mention	3,064	3,561	910	1,808
6 — substandard	1,437	60	—	—
7 — doubtful	—	—	—	—
8 — loss	—	—	—	—

	$60,593	$12,858	$9,724	$3,058

Consumer Loans	Home Equity	Residential	Home Equity	Consumer	Consumer
Credit Quality	LOC	Mortgage	Term	Installment	LOC
Pass	$8,742	$1,029	$116	$387	$394
Special mention	343	—	—	30	—
Substandard	1,014	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

	$10,099	$1,029	$116	$417	$394

Note 3 — Loans — continued
     December 31, 2010

Commercial Loans	Commercial	Commercial	Commercial	Commercial
Credit Quality	Real Estate	Term	LOC	Construction
1 — pass	$—	$—	$—	$—
2 — pass	392	—	—	—
3 — pass	16,845	3,994	4,416	—
4 — pass	40,348	6,265	5,071	1,250
5 — special mention	2,994	1,249	1,574	774
6 — substandard	1,441	857	610	—
7 — doubtful	—	—	—	—
8 - loss	—	—	—	—

	$62,020	$12,365	$11,671	$2,024

Consumer Loans	Home Equity	Residential	Home Equity	Consumer	Consumer
Credit Quality	LOC	Mortgage	Term	Installment	LOC
Pass	$8,808	$1,035	$118	$335	$673
Special mention	344	—	—	33	—
Substandard	1,014	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

	$10,166	$1,035	$118	$368	$673
A loan is considered a troubled debt restructure (“TDR”) if the Bank for economic or legal reasons related to the borrower’s financial condition grants a concession to the debtor that the Bank would not otherwise consider. TDRs represent loans where the original terms of the agreement have been modified to provide relief to the borrower and are individually evaluated for impairment. The Bank had one loan classified as a TDR at March 31, 2011 and December 31, 2010, which continues to perform.
Information regarding modified loans as of March 31, 2011 and December 31 (000s omitted):
     March 31, 2011

		Pre-	Post-
	Number of	Modification	Modification
Trouble Debt Restructuring	Contracts	Investment	Investment
Commercial Real Estate	1	$699	$699
Commercial Term	—	—	—
Commercial LOC	—	—	—
Construction	—	—	—
Home Equity	—	—	—
Residential Mortgage	—	—	—
Consumer	—	—	—
     December 31, 2010

Trouble Debt Restructuring
Commercial Real Estate	1	$699	$699
Commercial Term	—	—	—
Commercial LOC	—	—	—
Construction	—	—	—
Home Equity	—	—	—
Residential Mortgage	—	—	—
Consumer	—	—	—

Note 3 — Loans — continued
A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all principal and interest payments according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include delinquency status, collateral value, and known factors adversely affecting the ability of the borrower to satisfy the terms of the agreement. When an individual loan is classified as impaired, the Corporation measures impairment using (1) the present value of expected cash flows discounted at the loans effective interest rate, (2) the loans observable market price, or (3) the fair value of the collateral. The method used is determined on a loan by loan basis, except for a collateral dependent loan. All collateral dependent loans are required to be measured using the fair value of collateral method. If the value of an impaired loan is less than the recorded investment in the loan an impairment reserve is recognized. All modified loans are considered impaired.
Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, except if modified and considered to be a troubled debt restructuring.
Information regarding impaired loans at March 31, 2011 and December 31, 2010 (000s omitted):

					Year to Date
	Recorded	Unpaid		Average	Interest
	Investment	Principal	Allowance	Investment	Recognized
March 31, 2011
Impaired loans
No related allowance recorded:
Home Equity Line of Credit	$298	$298	$—	$298	$—
Allowance recorded:
Commercial Line of Credit	—	—	—	—	—
Commercial Real Estate	699	699	56	675	4
Home Equity Line of Credit	590	590	212	378	7

Total:
Commercial	$699	$699	$56	$675	$4
Home Equity	$888	$888	$212	$676	$7

December 31, 2010
Impaired loans
No related allowance recorded:
Home Equity Line of Credit	$298	$298	$—	$256	$—
Allowance recorded:
Commercial Line of Credit	1,407	1,407	17	1,418	99
Commercial Real Estate	699	699	8	117	7
Home Equity Line of Credit	590	590	212	197	10

Total:
Commercial	$2,107	$2,107	$25	$1,535	$106
Home Equity	$887	$887	$212	$453	$10

Note 3 — Loans — continued
As of March 31, 2011 and December 31, 2010, loans totaling approximately $298,000 were more than 30 days past due. Nonperforming loans, which represents non-accruing loans and loans past due 90 days or more and still accruing interest, were $298,000 at March 31, 2011 and December 31, 2010. The nonperforming loan at the end of both periods represents one home equity loan currently recorded as non-accrual and in the process of foreclosure. Loans are placed in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Commercial loans are reported as being in non-accrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may remain on accrual status. However, if the loan is not brought current before becoming 120 days past due, the loan is reported as non-accrual. A non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, or is in the process of collection.
Information regarding past due loans at March 31, 2011 and December 31, 2010 follows (000s omitted):
March 31, 2011

	Loans past due			Total		Total	Non-	>90 days
	30 - 59	60 - 90	Over 90	Past Due	Current	Loans	Accrual	Accruing
Commercial real estate	$—	$—	$—	$—	$60,593	$60,593	$—	$—
Commercial term	—	—	—	—	12,858	12,858	—	—
Commercial LOC	—	—	—	—	9,724	9,724	—	—
Construction	—	—	—	—	3,058	3,058	—	—
Home equity LOC	—	—	298	298	9,801	10,099	298	—
Residential mortgage	—	—	—	—	1,029	1,029	—	—
Home equity term	—	—	—	—	116	116	—	—
Consumer installment	—	—	—	—	417	417	—	—
Consumer LOC	—	—	—	—	394	394	—	—

	$—	$—	$298	$298	$97,990	$98,288	$298	$—

December 31, 2010

	Loans past due			Total		Total	Non-	>90 days
	30 - 59	60 - 90	Over 90	Past Due	Current	Loans	Accrual	Accruing
Commercial real estate	$—	$—	$—	$—	$62,020	$62,020	$—	$—
Commercial term	—	—	—	—	12,365	12,365	—	—
Commercial LOC	—	—	—	—	11,671	11,671	—	—
Construction	—	—	—	—	2,024	2,024	—	—
Home equity LOC	—	—	298	298	9,868	10,166	298	—
Residential mortgage	—	—	—	—	1,035	1,035	—	—
Home equity term	—	—	—	—	118	118	—	—
Consumer installment	—	—	—	—	368	368	—	—
Consumer LOC	—	—	—	—	673	673	—	—

	$—	$—	$298	$298	$100,142	$100,440	$298	$—

Note 4 — Deposits
Deposits are summarized as follows (000s omitted):

	March 31, 2011		December 31, 2010
	Balance	Percentage	Balance	Percentage
Noninterest bearing demand	$12,478	11.93%	$14,190	14.59%
NOW accounts	8,860	8.47%	7,897	8.12%
Money market	8,778	8.40%	8,179	8.41%
Savings	18,932	18.10%	16,521	16.99%
Time deposits under $100,000	11,957	11.43%	12,153	12.50%
Time deposits over $100,000	43,583	41.67%	38,310	39.39%

Total deposits	$104,588	100.0%	$97,250	100.0%

At March 31, 2011, the scheduled maturities of time deposits are as follows (000s omitted):

	<$100,000	>$100,000	Total
2011	$4,277	$23,260	$27,537
2012	5,968	15,094	21,062
2013	976	3,242	4,218
2014	450	1,361	1,811
2015	12	—	12
Thereafter	274	626	900

Total	$11,957	$43,583	$55,540

Note 5 — Leases and Commitments
The Corporation has entered into a lease agreement for its main office facility. Payments began in February 2005 and the initial term of the lease expires in October 2015. In October 2007, the Corporation exercised its first renewal option on the property which expires in October 2025. The main office lease has one additional ten year renewal option. The Corporation also entered into a lease agreement for its former branch office in Bloomfield Township which provided for lease payments to begin in March 2006 and expire February 2016. The Bloomfield Township branch office lease was terminated effective January 18, 2010 pursuant to an agreement with the leaseholder. The termination agreement called for a one-time payment of $110,000 to the leaseholder to end the lease. In October 2010, the Corporation entered into a one year lease agreement for a lending production office (“LPO”) in Bay City, Michigan. The lease has two, one year renewal options. In March 2011, a new one year lease was signed for additional office space in the building adjacent to the main office at a rate of $2,800 per month. The lease has two, five year renewal options. Rent expense under these agreements was $64,100 and $67,900 for the three month period ended March 31, 2011 and 2010, respectively.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

2011	$208
2012	243
2013	239
2014	244
2015	249
Thereafter	2,473

Total	$3,656

Note 6 — Fair Value of Financial Instruments
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
The carrying values and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010, are as follows (in thousands):

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$14,037	$14,037	$5,366	$5,366
Securities available for sale	3,311	3,311	3,360	3,360
Loans	96,718	97,407	98,931	99,786
Loans held for sale	—	—	323	323
Accrued interest receivable	432	432	440	440

Financial liabilities:
Deposits	104,588	104,913	97,250	97,688
Secured borrowings	—	—	1,469	1,469
Accrued interest payable	125	125	115	115

Note 7 — Fair Value Accounting
Valuation Hierarchy
Accounting standards establish a three-level valuation hierarchy for fair value measurements. The valuation hierarchy prioritizes valuation techniques based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and are the primary method of valuation used by Birmingham Bloomfield Bancshares, Inc. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows.
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets which the Corporation can participate.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement, and include inputs that are available in situations where there is little, if any, market activity for the related asset or liability.
Following is a description of the inputs and valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as general classification of those instruments under the valuation hierarchy.
Available-for-sale Securities
Quoted market prices in an active market are used to value securities when such prices are available. Those securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, the fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows using reasonable inputs. Level 2 securities include U.S. Government agency securities, mortgage backed securities, obligations of states and municipalities, and certain corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities, but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. In certain cases where Level 1 or Level 2 inputs are not available, securities would be classified within Level 3 of the hierarchy.
The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the valuation hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (000s omitted):

	Level 1	Level 2	Level 3	Fair Value
March 31, 2011

U.S. government agency	$—	$1,359	$—	$1,359
Municipal securities	—	655	—	655
Mortgage backed securities	—	879	—	879
Corporate bonds	—	258	—	258

Securities available for sale	$—	$3,151	$—	$3,151

December 31, 2010

U.S. government agency	$—	$1,361	$—	$1,361
Municipal securities	—	657	—	657
Mortgage backed securities	—	928	—	928
Corporate bonds	—	254	—	254

Securities available for sale	$—	$3,200	$—	$3,200

     Note 7 — Fair Value Accounting — continued
Following is a description of the inputs and valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying consolidated balance sheets, as well as general classification of those instruments under the valuation hierarchy.
Impaired Loans
Loans for which it is probable the Corporation will not collect all principal and interest due according to the contractual terms are measured for impairment. The fair value of impaired loans is estimated using one of three methods; market value, collateral value, or discounted cash flow. Those impaired loans not requiring an allowance represent loans for which the fair value of collateral exceeds the recorded investment. When the fair value of the collateral is based on an observable market price or current appraised value, the impaired loan is classified within Level 2. When a market value is not available or management applies a discount factor to the appraised value, the Corporation records the impaired loan in Level 3.
The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non-recurring basis and the level within the valuation hierarchy in which the fair value measurements fall at March 31, 2010 (000s omitted):

March 31, 2011	Balance	Level 1	Level 2	Level 3	Losses
Impaired Loans	$1,587	$—	$—	$1,587	$200

Note 8 — Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of March 31, 2011. At March 31, 2011, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
The Bank’s actual capital amounts and ratios as of March 31, 2011 and December 31, 2010 are presented in the following table (000s omitted):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011

Total risk-based capital (to risk weighted assets) Bank of Birmingham	$10,818	11.3%	$7,638	8.0%	$9,548	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$9,621	10.1%	$3,819	4.0%	$5,729	6.0%

Tier I capital (to average assets) Bank of Birmingham	$9,621	8.3%	$4,618	4.0%	$5,772	5.0%

As of December 31, 2010

Total risk-based capital (to risk weighted assets) Bank of Birmingham	$10,344	10.6%	$7,834	8.0%	$9,792	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$9,117	9.3%	$3,917	4.0%	$5,875	6.0%

Tier I capital (to average assets) Bank of Birmingham	$9,117	8.1%	$4,477	4.0%	$5,597	5.0%

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
The Corporation is a Michigan corporation that was incorporated in 2004 to serve as the holding company for a Michigan state bank, Bank of Birmingham (“the Bank”). The Bank is a full service commercial bank headquartered in Birmingham, Michigan. The Bank serves businesses and consumers across Oakland and Macomb counties with a full range of lending, deposit and internet banking services. The net income of the Corporation is derived primarily from net interest income. Net interest income is the difference between interest earned on the Bank’s loan and investment portfolios and the interest paid on deposits and borrowings. The volume, mix and rate of interest-bearing assets and liabilities determine net interest income.
OPERATIONS
The Corporation’s (and the Bank’s) main office is located at 33583 Woodward Avenue, Birmingham, MI 48009. The building is a free-standing one story office building of approximately 8,300 square feet. The Bank also operated a branch office at 4145 West Maple Road in Bloomfield Township, MI, which was unprofitable and closed on January 18, 2010. The main office lease commenced in October 2005 and the Bank exercised its first renewal option resulting in the lease being extended until October 2025. The main office lease has an additional ten year renewal option. The office lease related to the closed Bloomfield Township branch commenced in March 2006 and was terminated effective January 18, 2010 by an agreement with the leaseholder executed in October of 2009. See Note 5 of the Notes to Consolidated Financial Statements regarding additional lease information.
The Bank will continue to focus on the lending, deposit and general banking needs in the community it serves. The profile of products available to customers continues to expand as the Bank offers more options for residential mortgage and commercial customers, including SBA products. The Bank will investigate additional product and service offerings and will consider offering those that will be of benefit to our customers and the Bank.
FINANCIAL CONDITION
The Corporation reported net income of $414,000 or $0.23 per share of common stock for the first quarter of 2011, compared to a net loss of $18,000 or $0.01 per share for the first quarter of 2010. The results were positively impacted by improved net interest margin, lower provision for loan loss expense and significant non-interest income production. Basic and diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010 were $0.23 and ($0.01) per share, respectively.
The Corporation continues to experience quality growth as total assets reached $116,521,000 as of March 31, 2011 an increase of $6,186,000 from December 31, 2010. The increase from December 31, 2010 is the direct result of growth in deposit balances.
Cash and Cash Equivalents
Cash and cash equivalents increased $8,737,000, or 164.8%, to $14,037,000 at March 31, 2011. The increase was primarily the result of deposit growth combined with proceeds from SBA loan sales.

Investments
Total investments were relatively unchanged during the three month period ended March 31, 2011. There were no purchases, calls or sales during the current period. The Corporation held no held-to-maturity securities as of March 31, 2011 or December 31, 2010. The makeup of the Corporation’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Corporation.
Management believes that the unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summaries the portfolio by type at March 31, 2011 and December 31, 2010 (000s omitted):

	March 31,		December 31,
	2011		2010		Change
U.S. Government agency securities	$1,359	41.1%	$1,361	40.4%	$(2)
Municipal securities	655	19.8%	657	19.6%	(2)
Mortgage backed securities	879	26.5%	928	27.6%	(49)
Corporate bonds	258	7.8%	254	7.6%	4

Sub-total available for sale	3,151	95.2%	3,200	95.2%	(49)
FHLBI Stock	160	4.8%	160	4.8%	—

Total securities	$3,311	100.0%	$3,360	100.0%	$(49)
Loans, Credit Quality and Allowance for Loan Losses
The following table summarizes the mix of the Corporation’s loan portfolio at March 31, 2011 and December 31, 2010 (000s omitted):

	March 31,	December 31,
	2011	2010	Change
Real estate mortgage	$75,161	$76,676	$(1,515)
Construction	3,058	2,024	1,034
Commercial and industrial	19,258	20,776	(1,518)
Consumer installment	811	964	(153)
Deferred loan fees and costs	(83)	(61)	(22)

Total loans	$98,205	$100,379	$(2,174)
Total portfolio loans decreased $2,174,000 or 2.2%, to $98,205,000 at March 31, 2011. The categories with the largest dollar decrease were commercial and industrial and real estate mortgage which decreased $1,518,000, or 7.3%, and $1,515,000, or 2.0%, respectively. The reductions were the direct result of sales of SBA 504 and 7(a) products, loan maturities and principal reductions. Construction loans increased by $1,034,000, or 51.1%, to $3,058,000. Management expects loan growth in 2011, with an emphasis on diversifying the portfolio to reduce concentrations.
The allowance for loan losses increased by $39,000 to $1,487,000, or 1.51% of portfolio loans, at March 31, 2011. The increase was driven by additional specific reserve on one commercial loan. There were no charge-offs during the three months ended March 31, 2011 while charge-offs totaled $341,000 for the three month period ended March 31, 2010. There were no recoveries in the current quarter, while recoveries for the three months ended March 31, 2010 totaled $46,000. Nonperforming loans, which consist of non-accruing loans and loans past due 90 days or more and still accruing interest, were $298,000 at March 31, 2011 and December 31, 2010.
Management evaluates the condition of the loan portfolio on a quarterly basis or more frequently when warranted, to determine the adequacy of the allowance for loans losses. The allowance for loan losses is maintained at a level believed to be adequate to cover losses on individually evaluated loans that are determined to be impaired and on groups of loans with similar risk characteristics that are collectively evaluated for impairment. Estimated credits losses represent the current amount of the loan portfolio that is probable the institution will be unable to collect given the facts and circumstances as of the evaluation date. Management’s evaluation of the allowance is based on consideration of actual loss experience, the present and prospective financial condition of borrowers, adequacy of collateral, industry concentrations within the portfolio, various environmental factors and general economic conditions. Loans individually evaluated for impairment are measured using one of the three standard methods and provided a specific allowance. Management believes that the present allowance is adequate given the size, complexity and risk profile of the current portfolio.
Although management believes that the allowance for credit losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period that could be substantial in relation to the size of the allowance for credit losses. It must be understood that inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Corporation’s financial statements. Changes in economic conditions and the financial prospects of borrowers may result in changes to the estimates, appraisals and evaluations used. In addition, if circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses and net income could be adversely impacted.
Premises and Equipment
Premises and equipment was $1,435,000 as of March 31, 2011 up from $1,360,000 as of December 31, 2010. The Corporation continues to support further growth of business lines, such as mortgage lending with investments in operating facilities and technology.
Deposits and Short-term Financing
Total deposits increased $7,338,000, or 7.5%, to $104,588,000 at March 31, 2011. The categories experiencing the largest increase were NOW accounts, savings accounts and time deposit accounts greater than $100,000. Now account balances increased $963,000 during the period. The increase was a result of focused business development efforts and improving the acquisition of deposit relationships associated with current loan customers. Savings account balances increased $2,411,000 during the quarter as customers were willing to sacrifice yield to maintain balances in more liquid accounts. Time deposits greater than $100,000 increased $5,273,000 during the year and represents the largest single source of funding for the Bank. The increase is attributable to special rate promotions and selective participation in an on-line marketing service which facilitates deposit acquisition in the wholesale CD market. The Bank does not hold any brokered deposits.

	As of March 31, 2011		As of December 31, 2010
	Balance	Percentage	Balance	Percentage
Non-interest bearing demand	$12,478	11.93%	$14,190	14.59%
NOW accounts	8,860	8.47%	7,897	8.12%
Money market	8,778	8.40%	8,179	8.41%
Savings	18,932	18.10%	16,521	16.99%
Time deposits < $100,000	11,957	11.43%	12,153	12.50%
Time deposits >$100,000	43,583	41.67%	38,310	39.39%

Total deposits	$104,588	100.00%	$97,250	100.00%
At March 31, 2011, the Bank had no secured borrowings outstanding while the balance was $1,469,000 at December 31, 2010. The balance in this category at December 31, 2010 represents the secured liability associated with the sale of two SBA loans in fourth quarter of 2010. Based on existing accounting guidelines and sale structure of the transaction, the Bank was required to recognize a secured liability on the sale of the guaranteed portion of SBA loans until the redemption period expired. The redemption period term was 90 days. The Bank did not utilize discount window or FHLB advances during the first quarter of 2011.

RESULTS OF OPERATIONS
The Corporation reported net income of $414,000 or $0.23 per share of common stock for the first quarter of 2011, an increase of $432,000 compared to the same period of 2010. This represents an annualized Return on Average Assets “ROA” before preferred dividends of 1.62% compared to a 0.12% ROA for the same period last year. The improved operating results are attributable to an increase in operating revenue and lower loan loss provision expense. Operating revenue consists of net interest margin and non-interest income. Net interest margin for the current period increased to 4.49% relative to the 4.06% reported for the quarter ended March 31, 2010. The increase is the result of improved loan yields and lower deposit rates. During the first quarter of 2011, the Corporation generated $325,000 in non-interest income, an increase of $308,000 over the prior year. Non-interest income increased as the Corporation was successful in selling SBA loans at a gain and received broker fees for originating residential mortgages. Provision expense declined $73,000 during the current quarter relative to the same period of 2010, however total non-interest expenses increased $249,000 as the Corporation added personnel and made investments in new business opportunities.
The following table present trends in selected financial data for the five most recent quarters:

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
Income Statement
Interest Income	$1,588	$1,554	$1,506	$1,418	$1,273
Interest Expense	329	327	337	352	324

Net Interest Income	1,259	1,226	1,170	1,067	949
Provision for loan loss	39	49	256	177	112
Non-interest income	325	37	24	37	27
Non-interest expense	1,083	1,046	840	792	834

Income (loss) before Income Taxes	462	169	98	135	29
Income tax expense	—	—	—	—	—

Net Income (Loss)	462	169	98	135	29
Dividend and accretion on preferred stock	48	48	48	49	47

Net Income (Loss) applicable to common	$414	$121	$50	$85	$(18)

Income (loss) per share — basic & diluted	$0.23	$0.07	$0.03	$0.05	$(0.01)

Performance Measurements
Net interest margin (tax equivalent)	4.49%	4.69%	4.41%	4.13%	4.06%
Return on average assets (annualized) (1)	1.62%	0.60%	0.35%	0.50%	0.12%
Return on average common equity (annualized) (1)	24.26%	8.89%	5.21%	7.32%	1.62%
Efficiency ratio	68.36%	82.78%	70.39%	71.78%	85.48%
Tier 1 Leverage Ratio (Bank only)	8.33%	8.15%	8.20%	8.50%	8.80%
Equity / Assets	9.79%	9.96%	9.80%	10.80%	10.85%
Total loans / Total deposits	93.9%	103.2%	94.3%	90.7%	98.2%
Book value per share	$4.44	$4.21	$4.16	$4.12	$4.07
Income (loss) per share — basic & diluted	$0.23	$0.07	$0.03	$0.05	$(0.01)
Shares outstanding	1,800,000	1,800,000	1,800,000	1,800,000	1,800,000

(1)	Amount is computed on net income before preferred dividends.

Net Interest Income
Net interest income for the period ended March 31, 2011 totaled $1,260,000, an increase of 32.8% compared to the same period in the prior year. The increase was a result of earning assets growth, loan yield improvement and a reduction in total funding costs. The earning asset growth was concentrated in loan volume, providing the largest benefit to interest income. The loan growth was due to market opportunities resulting from less competition and focused business development efforts. Total average interest bearing deposit accounts increased $12,965,000 in the first quarter of 2011 over the first quarter of 2010 but total deposit related interest expenses only increased $4,000. The lower cost of funds was achieved by a change in pricing strategy to be more competitive in the local market and the decision by the Federal Reserve to maintain rates at historic lows.
The Corporation’s net interest margin increased 43 basis points to 4.49% for the period ended March 31, 2011 compared to 4.06% for the same period in 2010, while spread increased 41 basis points over the same period. The increase in both spread and net interest margin was attributable to a decrease in the cost of funds and improvement in loan yields. The yield on loans increased to 6.17% for the period ended March 31, 2011 and total funding costs decreased to 1.48% for the same period. The cost of funds decreased due to a reduction in the rate on Time Deposits. This was achieved by participating in an online marketplace to generate deposits at attractive rates.
The following table presents the Corporation’s consolidated average balances of interest-earning assets, interest-bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the period ended March 31, 2011, and 2010 (000s omitted). Average loans are presented net of unearned income and the allowance for loan and lease losses. Interest on loans includes loan fees.

	Three Months Ended March 31,
	2011			2010
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Interest-earning assets:
Loans receivable	$100,976	$1,555,809	6.17%	$80,923	$1,232,139	6.09%
Securities available for sale	3,389	27,911	3.41%	3,837	34,699	3.62%
Federal funds sold	40	13	0.13%	2,825	729	0.10%
Interest-bearing balances with other financial institutions	9,529	4,618	0.20%	7,004	5,605	0.32%

Total interest-earning assets	113,934	1,588,351	5.59%	94,589	1,273,172	5.38%
Noninterest-earning assets:
Cash and due from banks	642			1,598
All other assets	858			1,333

Total Assets	$115,435			$97,520

Interest-bearing liabilities:
NOW accounts	$8,274	$6,411	0.31%	$7,912	$10,572	0.53%
Money market	8,231	11,262	0.55%	8,137	13,343	0.66%
Savings	17,670	31,425	0.72%	13,498	40,606	1.20%
Time deposits	54,191	264,957	1.96%	47,248	259,725	2.20%
Short-term borrowing	1,394	14,509	4.22%	—	—	—%

Total interest-bearing liabilities:	$89,760	$328,564	1.48%	$76,795	324,246	1.69%

Non-interest bearing demand deposits	13,844			9,554
All other liabilities	691			448

Total liabilities	104,295			86,734
Shareholders’ Equity	11,140			10,723

Total liabilities and shareholders’ equity	$115,435			$97,520

Net Interest Income		$1,259,787			$948,926

Net spread			4.11%			3.70%

Net Interest Margin(1)			4.49%			4.06%

(1)	Net interest earnings divided by average interest-earning assets.

Provision for Loans Losses
The provision for loan losses was $39,000 and $112,400 for the three months ended March 31, 2011 and 2010, respectively. The decrease from the previous comparable period in provision for loan losses was due to reduced portfolio loan growth. The Corporation did not experience any charge offs or recoveries during the current period and charged-off one loan totaling $31,000 during the three months ended March 31, 2010.
Non-Interest Income
Non-interest income was $325,000 and $27,000 for the three months ended March 31, 2011 and 2010, respectively. The growth in non-interest income was the result of an increase in service charges on deposit accounts, gain on sale of mortgage loans and other income activity. Service charges increased $2,000 in 2011 relative to 2010 as the volume of deposit accounts increased generating additional revenue. Other non-interest income increased by $285,000 during 2011 as the Corporation sold SBA loans at a premium. The Corporation also established a residential mortgage operation in fall of 2010 and recognized fee income on the sale of residential mortgage loans during the current quarter. The following table presents the Corporation’s non-interest income for the three month period ending March 31, 2011 and 2010:

	March 31,	March 31,
Non-interest income	2011	2010	Change
Service charge income	$11,572	$9,635	$1,937
Mortgage banking activities	11,439	—	11,439
Other income	302,098	17,388	284,710

Total non-interest income	$325,109	$27,023	$298,086
Non-Interest Expense
Non-interest expense for the three months ended March 31, 2011 and 2010 was $1,083,000 and $834,000 respectively. Salaries and benefits continued to be the largest component of non-interest expense. Salaries and benefits increased $181,400, or 45.3%, to $582,000 for the quarter ended March 31, 2011 up from $401,000 for the same period of 2010. The increase is due to adding staff in the current quarter to accommodate growth. Occupancy and equipment expenses remained flat. Data processing expenses were $49,000 for the three month period ended March 31, 2011, down $7,000 from $56,000 in same period in 2010. Reductions in data processing are related to additional costs incurred in 2010 when the Corporation changed service providers. Advertising expenses increased $29,000 to $36,000 for the three months ended March 31, 2011 compared to $7,000 in 2010. The increase was the result of implementing new advertising programs in 2011 to support new business initiatives and deposit growth. Professional fees were up $43,000, or 63.5%, to $112,000 for the three months ended March 31, 2011 compared to $68,000 for the same period in 2010. For the current quarter end, the Corporation recognized $41,000 for external and internal audit expenses, $13,000 for legal fees and $57,000 for other consulting costs including director fees and compliance related consulting. Other expenses increased to $151,000 for the three months ended March 31, 2011 compared to $145,000 for the same period in 2010. The following table presents the Corporation’s non-interest expense for the three month period ending March 31, 2011 and 2010:

	March 31,	March 31,
Non-interest expense	2011	2010	Change
Salaries and employee benefits	$582,017	$400,624	$181,393
Occupancy expense	118,102	118,634	(532)
Equipment expense	35,400	35,577	(177)
Advertising	36,046	5,280	30,766
Data processing	49,013	55,550	(6,537)
Professional fees	111,524	68,211	43,313
Other expense	151,314	150,328	986

Total non-interest expense	$1,083,416	$834,204	$249,212
Income Taxes
No income tax expense or benefit was recognized during the three month period ended March 31, 2011 or 2010 due to the tax loss carry-forward position of the Corporation. An income tax benefit may be booked in future periods when management believes that profitability will be expected for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT
The management team has responsibility for developing and recommending liquidity and risk management policies including but not limited to the determination of internal operating guidelines, contingency plans, change management and pricing to the Asset/Liability Committee (ALCO) of the Board of Directors. Management ensures that the liquidity of a bank allows it to provide funds to meet its cash flow needs, such as loan requests, outflows of deposits, other investment opportunities and general operating requirements, under multiple operating scenarios. While the current structure of the Corporation and the Bank are not complex, the objective in the management of liquidity and capital resources is to be able to take advantage of business opportunities that may arise. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. The Bank is also a member of the Federal Home Loan Bank of Indianapolis and has access to funding from the discount window at the Federal Reserve Bank of Chicago. The ALCO committee has also approved alternate funding sources to add flexibility. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have more than sufficient funds available to meet our future commitments. As of March 31, 2011, off balance sheet loan commitments totaled $23,179,000. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown that only a small portion of the unused commitments will normally be drawn upon.
The following table presents loan commitments by time period as of March 31, 2011 (000s omitted):

		Amount of commitment expiration by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Commitments to grant loans	$7,789	$7,789	$—	$—	$—
Unfunded commitments under lines of credit	14,587	10,191	846	1,107	2,443
Commercial and standby letters of credit	803	803	—	—	—

Total commitments	$23,179	$18,783	$846	$1,107	$2,443

Commitments to grant loans are governed by the Corporation’s credit underwriting standards, as established in the Corporation’s Loan Policy. As the above schedule illustrates, in general, it is the Corporation’s practice to grant loan commitments for a finite period of time, usually lasting one year or less. The most significant departure from this practice involves home equity lines of credit (HELOCs). The Corporation’s equity lines have a contractual draw period exceeding 5 years. The Corporation has the ability to suspend the draw privileges on a HELOC where a default situation or other impairment issue is identified.
The largest sources of cash and cash equivalents for the Corporation for the three months ended March 31, 2011, as noted in the Consolidated Statement of Cash Flows, were primarily loan sales and deposit origination. The uses of cash in investing activities were largely due to the replacement of matured securities.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of March 31, 2011. Note 8 to the financial statements is hereby incorporated by reference. At March 31, 2011, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
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
The Corporation has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2010, which information can be located in the Corporation’s annual report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
As of March 31, 2011, we conducted an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of March 31, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in the Corporation’s internal controls over financial reporting during the period ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: May 13, 2011	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: May 13, 2011	By:	/s/ Thomas H. Dorr
Thomas H. Dorr
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32.1	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350