Form 10-Q
period 2011-06-30
Birmingham Bloomfield Bancshares
filed 2011-08-12
CIK 1335792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s Common Stock as of August 12, 2011, was 1,800,000 shares.

INDEX

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS (Unaudited)	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4. CONTROLS AND PROCEDURES	30

PART II. OTHER INFORMATION	31

ITEM 1. LEGAL PROCEEDINGS	31
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 5. OTHER INFORMATION	31
ITEM 6. EXHIBITS	32
EX-31.1
EX-31.2
EX-32.1
EX-3.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents
Cash	$13,251,574	$5,300,368
Federal funds sold	—	65,936

Total cash and cash equivalents	13,251,574	5,366,304

Securities, available for sale (Note 2)	2,951,686	3,200,002
Federal Home Loan Bank stock	169,900	160,200

Loans held for Sale	793,209	322,500

Loans (Note 3)
Total portfolio loans	100,078,583	100,378,678
Less: allowance for loan losses	(1,502,099)	(1,448,096)

Net portfolio loans	98,576,484	98,930,582

Premises & equipment, net	1,480,407	1,359,510
Interest receivable and other assets	1,380,689	995,438

Totals assets	$118,603,949	$110,334,536

Liabilities and Shareholders’ Equity
Deposits (Note 4)
Non-interest bearing	$16,374,765	$14,190,295
Interest bearing	89,930,476	83,060,199

Total deposits	106,305,241	97,250,494

Secured borrowings	—	1,469,095
Interest payable and other liabilities	602,245	629,422

Total liabilities	106,907,486	99,349,011

Shareholders’ equity
Senior cumulative perpetual preferred stock series A $1,000 liquidation value per share, 5% Authorized, issued and outstanding — 1,635 shares	1,635,000	1,635,000
Discount on senior preferred stock series A	(51,826)	(61,027)
Senior cumulative perpetual preferred stock series B $1,000 liquidation value per share, 9% Authorized, issued and outstanding — 82 shares	82,000	82,000
Premium on preferred stock series B	5,633	6,634
Senior cumulative perpetual preferred stock series C $1,000 liquidation value per share, 5% Authorized, issued and outstanding — 1,744 shares	1,744,000	1,744,000
Common stock, no par value Authorized — 4,500,000 shares Issued and outstanding — 1,800,000 shares	17,034,330	17,034,330
Additional paid in capital	493,154	493,154
Accumulated deficit	(9,385,803)	(10,061,474)
Accumulated other comprehensive income	139,975	112,908

Total shareholders’ equity	11,696,463	10,985,525

Total liabilities and shareholders’ equity	$118,603,949	$110,334,536

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$1,534,244	$1,380,757	$3,090,053	$2,612,896
Interest on securities	24,811	31,357	52,722	66,055
Interest on federal funds and bank balances	5,733	6,230	10,364	12,564

Total interest income	1,564,788	1,418,344	3,153,139	2,691,515

Interest Expense
Interest on deposits	313,877	351,733	627,932	675,979
Interest on federal funds and short-term borrowings	—	—	14,509	—

Total interest expense	313,877	351,733	642,441	675,979

Net Interest Income	1,250,911	1,066,611	2,510,698	2,015,536

Provision for loan losses	15,000	176,892	54,000	289,297

Net Interest Income After Provision for Loan Losses	1,235,911	889,719	2,456,698	1,726,239

Non-interest Income
Service charges on deposit accounts	12,589	12,443	24,161	22,078
Other income	220,253	24,435	522,351	41,822
Mortgage banking activities	47,322	—	58,761	—

Total non-interest income	280,164	36,878	605,273	63,900

Non-interest Expense
Salaries and employee benefits	643,368	356,383	1,225,385	757,007
Share based payments	—	—	—	3,695
Occupancy expense	125,583	101,841	243,685	220,475
Equipment expense	42,188	34,492	77,588	70,069
Advertising and public relations	44,697	46,960	80,743	52,240
Data processing expense	60,560	49,580	109,573	105,130
Professional fees	145,916	98,177	257,440	166,388
Other expenses	144,207	104,612	295,521	251,244

Total non-interest expense	1,206,519	792,045	2,289,935	1,626,248

Net Income Before Federal Income Tax	309,556	134,552	772,036	163,891
Federal income tax	—	—	—	—

Net Income	309,556	134,552	772,036	163,891

Dividend on senior preferred stock	44,082	45,107	88,165	88,413
Accretion of discount on preferred stock	4,100	4,100	8,200	8,245

Net Income Applicable to Common Shareholders	$261,374	$85,345	$675,671	$67,233

Basic and Diluted Income per Share	$0.15	$0.05	$0.38	$0.04
See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Six Months Ended June 30,
Total Shareholders' Equity	2011	2010
Balance at beginning of period	$10,985,525	$10,727,933
Net income	772,036	163,891
Other comprehensive income:
Net change in unrealized gains on securities available for sale	27,067	14,822

Total comprehensive income	799,103	178,713
Share based payments expense	—	3,695
Preferred dividends	(88,165)	(88,413)

Balance at end of period	$11,696,463	$10,821,928

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$772,036	$163,891
Share based payment expense	—	3,695
Provision for loan losses	54,000	289,297
Gain on sale of loans	(58,761)	—
Proceeds for sales of loans originated for sale	2,209,009	—
Loans originated for sale	(2,620,957)	—
Accretion of securities	(2,234)	(2,672)
Depreciation expense	95,117	89,288
Net decrease (increase) in other assets	(385,251)	6,257
Net (decrease) in other liabilities	(27,177)	(79,449)

Net cash provided by operating activities	35,782	470,307

Cash flows from investing activities
Net change in portfolio loans	300,098	(10,890,241)
Purchase of securities	(9,700)	(1,775,955)
Proceeds from calls or maturities of securities	200,000	1,436,274
Recoveries on loans charged off	—	45,626
Principal payments on securities	77,617	—
Purchases of premises and equipment	(216,014)	(9,448)

Net cash provided by (used) in investing activities	352,001	(11,193,744)

Cash flows from financing activities
Increase in deposits	9,054,747	18,338,396
Net change in short term borrowings	(1,469,095)	—
Dividend on senior preferred stock	(88,165)	(88,413)

Net cash provided by financing activities	7,497,487	18,249,983

Increase in cash and cash equivalents	7,885,270	7,526,546

Cash and cash equivalents — beginning of period	5,366,304	7,758,201

Cash and cash equivalents — end of period	$13,251,574	$15,284,747

Supplemental Information:
Interest paid	$675,006	$654,151
Income tax paid	—	—
Loans transferred to other real estate	297,806	—
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
All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.
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
Changes in Significant Accounting Policies
Income Recognition on Small Business Administration Loan Sales – On January 28, 2011, the Small Business Administration (“SBA”) released a notice removing the 90-day warranty, or “recourse provision,” on the guaranteed portion of SBA 7(a) loans sold at a premium in the secondary market. This change allowed the Corporation to recognize income from SBA loan sales immediately upon settlement rather than waiting for the expiration of the recourse period. The Corporation had been selling the guaranteed portion of SBA loans to outside investors with a provision whereby the Corporation must rebate the premium received on the sale if a loan prepays or defaults within 90 days of the loan origination (the “recourse provision.”) After the recourse provision expired, the Corporation recognized the outstanding transaction as a sale by decreasing the Corporations loan balance, removing the secured borrowing and recognizing the gain associated with the sale.
Recent Accounting Developments
Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220)-Presentation of Comprehensive Income” Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Corporation is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

Note 1 – Summary of Significant Accounting Policies – Continued
ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU is not expected to be material.
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
Note 2 – Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011
U. S. Government agency securities	$1,349	$13	$—	$1,362
Municipal securities	450	13	—	463
Mortgage backed securities	763	103	—	866
Corporate bonds	250	11	—	261

Sub-total available for sale	$2,812	$140	$—	$2,952
FHLB Stock	170	—	—	170

Total securities	$2,982	$140	$—	$3,122

December 31, 2010

U. S. Government agency securities	$1,350	$11	$—	$1,361
Municipal securities	650	7	—	657
Mortgage backed securities	837	91	—	928
Corporate bonds	250	4	—	254

Sub-total available for sale	$3,087	$113	$—	$3,200
FHLB Stock	160	—	—	160

Total Securities	$3,247	$113	$—	$3,360

Note 2 – Securities – Continued
As of June 30, 2011 and December 31, 2010, all securities are classified as available for sale. Unrealized gains and losses within the investment portfolio are determined to be temporary. The Corporation has performed an analysis of the portfolio for other than temporary impairment and concluded no losses are required to be recognized. Management has no specific intent to sell any securities and it is not more likely than not the Corporation will be required to sell any securities before recovery of the cost basis. Management expects to collect all amounts due according to the contractual terms of the security. The Corporation had no individual securities with gross unrealized losses at June 30, 2011 and December 31, 2010.
Total securities representing $0 and $1,788,000 were pledged to secure public deposits from the State of Michigan as of June 30, 2011 and December 31, 2010.
Federal Home Loan Bank stock is restricted and can only be sold back to the Federal Home Loan Bank. The carrying value of the stock approximates its fair value.
The amortized cost and estimated fair value of all securities at June 30, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000s omitted):

	Amortized	Estimated fair
	cost	value
Due in one year or less	$1,000	$1,000
Due in one year through five years	1,049	1,086
Due in five years through ten years	—	—
Due after ten years	763	866

Total	$2,812	$2,952

Note 3 – Loans
A summary of the portfolio loan balances as of June 30, 2011 and December 31, 2010 is as follows (000s omitted):

	June 30,	December 31,
	2011	2010
Mortgage loans on real estate:
Residential 1 to 4 family	$3,324	$3,380
Multifamily	12,912	12,355
Commercial	48,436	49,029
Construction	4,150	2,024
Second mortgage	115	118
Equity lines of credit	11,286	11,794

Total mortgage loans on real estate	80,223	78,700
Commercial loans	18,984	20,776
Consumer installment loans	950	964

Total loans	100,157	100,440
Less: Allowance for loan losses	(1,502)	(1,448)
Net deferred loan fees	(79)	(61)

Net loans	$98,576	$98,931

Note 3 – Loans – Continued
An analysis of the allowance for loan losses for the year to date period ended June 30, 2011 and December 31, 2010 (000s omitted):
Six months ended June 30, 2011

		Home				2010
	Commercial	Equity	Residential	Consumer	Total	Total
Allowance for Loan Losses
Beginning balance	$1,070	$352	$14	$12	$1,448	$1,174
Charge-offs	—	—	—	—	—	(341)
Recoveries	—	—	—	—	—	45
Provision	61	(3)	(5)	1	54	289

Ending balance	$1,131	$349	$9	$13	$1,502	$1,167
Percent of principal balance	1.28%	3.57%	1.18%	1.23%	1.50%

Ending balance: individually evaluated for impairment	$56	$212	$—	$—	$268

Ending balance: collectively evaluated for impairment	$1,075	$137	$9	$13	$1,234

Portfolio Loans
Ending unpaid principal balance	$88,563	$9,771	$760	$1,063	$100,157

Ending unpaid principal balance: individually evaluated for impairment	$699	$590	$—	$—	$1,289

Ending unpaid principal balance: collectively evaluated for impairment	$87,864	$9,181	$760	$1,063	$98,868
Year ended December 31, 2010

		Home
	Commercial	Equity	Residential	Consumer	Total
Allowance for Loan Losses
Beginning balance	$991	$166	$10	$7	$1,174
Charge-offs	(141)	(225)	—	—	(366)
Recoveries	46	—	—	—	46
Provision	174	410	4	6	594

Ending balance	$1,070	$351	$14	$13	$1,448
Percent of principal balance	1.21%	3.45%	1.21%	1.25%	1.44%

Ending balance: individually evaluated for impairment	$25	$212	$—	$—	$237

Ending balance: collectively evaluated for impairment	$1,045	$139	$14	$13	$1,211

Portfolio Loans
Ending unpaid principal balance	$88,080	$10,166	$1,153	$1,041	$100,440

Ending unpaid principal balance: individually evaluated for impairment	$2,107	$887	$—	$—	$2,994

Ending unpaid principal balance: collectively evaluated for impairment	$85,973	$9,279	$1,153	$1,041	$97,446

Note 3 – Loans – continued
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
Loans risk-rated as special mention, are considered criticized loans, exhibiting some potential credit weakness that requires additional attention by management and are maintained on the internal watch list and monitored on a regular basis. Loans risk-rated as substandard or higher are considered classified loans exhibiting well-defined credit weakness and are recorded on the problem loan list and evaluated more frequently. The Bank’s credit administration function is designed to provide increased information on all types of loans to identify adverse credit risk characteristics in a timely manner. Total criticized and classified loans increased $2,377,000 to $13,267,000 at June 30, 2011 from $10,890,000 at December 31, 2010. The change was the result of an increase totaling $4,087,000 in special mention loans and a $1,710,000 decrease in substandard accounts. The majority of the increase is isolated to commercial loans and represents the weakness of the economic environment of our market area. The Bank has no loans in non-accrual status. There were no loans that were risk rated doubtful or loss at June 30, 2011 or December 31, 2010. Management closely monitors each loan adversely criticized or classified and institutes appropriate measures to eliminate the basis of criticism.
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
An analysis of credit quality indicators at June 30, 2011 and December 31, 2010 follows (000s omitted):
June 30, 2011

Commercial Loans	Commercial	Commercial	Commercial	Commercial
Credit Quality	Real Estate	Term	LOC	Construction
1 – pass	$—	$—	$—	$—
2 – pass	337	—	514	—
3 – pass	18,502	4,041	4,472	—
4 – pass	37,223	5,259	4,426	1,609
5 – special mention	4,237	2,906	1,003	2,540
6 – substandard	1,434	60	—	—
7 – doubtful	—	—	—	—
8 – loss	—	—	—	—

	$61,733	$12,266	$10,415	$4,149

Consumer Loans	Home Equity	Residential	Home Equity	Consumer	Consumer
Credit Quality	LOC	Mortgage	Term	Installment	LOC
Pass	$8,711	$645	$115	$518	$518
Special mention	343	—	—	27	—
Substandard	717	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

	$9,771	$645	$115	$545	$518

Note 3 – Loans - continued
     December 31, 2010

Commercial Loans	Commercial	Commercial	Commercial	Commercial
Credit Quality	Real Estate	Term	LOC	Construction
1 – pass	$—	$—	$—	$—
2 – pass	392	—	—	—
3 – pass	16,845	3,994	4,416	—
4 – pass	40,348	6,265	5,071	1,250
5 – special mention	2,994	1,249	1,574	774
6 – substandard	1,441	857	610	—
7 - doubtful	—	—	—	—
8 - loss	—	—	—	—

	$62,020	$12,365	$11,671	$2,024

Consumer Loans	Home Equity	Residential	Home Equity	Consumer	Consumer
Credit Quality	LOC	Mortgage	Term	Installment	LOC
Pass	$8,808	$1,035	$118	$335	$673
Special mention	344	—	—	33	—
Substandard	1,014	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

	$10,166	$1,035	$118	$368	$673

A loan is considered a troubled debt restructure (“TDR”) if the Bank for economic or legal reasons related to the borrower’s financial condition grants a concession to the debtor that the Bank would not otherwise consider. TDRs represent loans where the original terms of the agreement have been modified to provide relief to the borrower and are individually evaluated for impairment. The Bank had one loan classified as a TDR at June 30, 2011 and December 31, 2010. The loan continues to perform according to the modified contractual terms.
Information regarding modified loans as of June 30, 2011 and December 31 (000s omitted):
June 30, 2011

		Pre-	Post-
	Number of	Modification	Modification
	Contracts	Investment	Investment
Trouble Debt Restructuring
Commercial Real Estate	1	$699	$699
Commercial Term	—	—	—
Commercial LOC	—	—	—
Construction	—	—	—
Home Equity	—	—	—
Residential Mortgage	—	—	—
Consumer	—	—	—

December 31, 2010

Trouble Debt Restructuring
Commercial Real Estate	1	$699	$699
Commercial Term	—	—	—
Commercial LOC	—	—	—
Construction	—	—	—
Home Equity	—	—	—
Residential Mortgage	—	—	—
Consumer	—	—	—

Note 3 – Loans - continued
A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all principal and interest payments according to the contractual terms of the loan agreement. Characteristics considered by management in determining impairment include delinquency status, collateral value, and known factors adversely affecting the ability of the borrower to satisfy the terms of the agreement. When an individual loan is classified as impaired, the Corporation measures impairment using (1) the present value of expected cash flows discounted at the loans effective interest rate, (2) the loans observable market price, or (3) the fair value of the collateral. The method used is determined on a loan by loan basis, except for a collateral dependent loan. All collateral dependent loans are required to be measured using the fair value of collateral method. If the value of an impaired loan is less than the recorded investment in the loan an impairment reserve is recognized. All modified loans are considered impaired.
Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, except if modified and considered to be a troubled debt restructuring.
Information regarding impaired loans at June 30, 2011 and December 31, 2010 (000s omitted):
June 30, 2011

					Year to Date
	Recorded	Unpaid		Average	Interest
	Investment	Principal	Allowance	Investment	Recognized
Impaired loans
No related allowance recorded:
Home Equity Line of Credit	$—	$—	$—	$—	$—
Allowance recorded:
Commercial Line of Credit	—	—	—	—	—
Commercial Real Estate	699	699	56	699	18
Home Equity Line of Credit	590	590	212	590	15

Total:
Commercial	$699	$699	$56	$699	$18
Home Equity	$590	$590	$212	$590	$15

December 31, 2010

Impaired loans
No related allowance recorded:
Home Equity Line of Credit	$298	$298	$—	$256	$—
Allowance recorded:
Commercial Line of Credit	1,407	1,407	17	1,418	99
Commercial Real Estate	699	699	8	117	7
Home Equity Line of Credit	590	590	212	197	10

Total:
Commercial	$2,107	$2,107	$25	$1,535	$106
Home Equity	$887	$887	$212	$453	$10

Note 3 – Loans - continued
As of June 30, 2011 and December 31, 2010, loans totaling approximately $1,926,000 and $298,000 were more than 30 days past due. At June 30, 2011, $1,918,000 in loans were classified more than 30 days past due to maturity, and the Bank anticipates renewing those loans in the third quarter of 2011. Nonperforming loans, which represents non-accruing loans and loans past due 90 days or more and still accruing interest, were $0 and $298,000 at June 30, 2011 and December 31, 2010. The nonperforming loan at December 31, 2010 represents a home equity loan in the process of foreclosure. Loans are placed in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Commercial loans are reported as being in non-accrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may remain on accrual status. However, if the loan is not brought current before becoming 120 days past due, the loan is reported as non-accrual. A non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, or is in the process of collection.
Information regarding past due loans at June 30, 2011 and December 31, 2010 follows (000s omitted):

	Loans past due			Total		Total	Non-	>90 days
June 30, 2011	30 – 59	60 - 90	Over 90	Past Due	Current	Loans	Accrual	Accruing
Commercial real estate	$—	$1,140	$—	$1,140	$60,593	$61,733	$—	$—
Commercial term	—	—	—	—	12,266	12,266	—	—
Commercial LOC	—	—	—	—	10,415	10,415	—	—
Construction	—	778	—	778	3,371	4,149	—	—
Home equity LOC	—	—	—	—	9,771	9,771	—	—
Residential mortgage	—	—	—	—	645	645	—	—
Home equity term	—	—	—	—	115	115	—	—
Consumer installment	8	—	—	8	537	545	—	—
Consumer LOC	—	—	—	—	518	518	—	—

	$8	$1,918	$—	$1,926	$98,231	$100,157	$—	$—

	Loans past due			Total		Total	Non-	>90 days
December 31, 2010	30 – 59	60 - 90	Over 90	Past Due	Current	Loans	Accrual	Accruing
Commercial real estate	$—	$—	$—	$—	$62,020	$62,020	$—	$—
Commercial term	—	—	—	—	12,365	12,365	—	—
Commercial LOC	—	—	—	—	11,671	11,671	—	—
Construction	—	—	—	—	2,024	2,024	—	—
Home equity LOC	—	—	298	298	9,868	10,166	298	—
Residential mortgage	—	—	—	—	1,035	1,035	—	—
Home equity term	—	—	—	—	118	118	—	—
Consumer installment	—	—	—	—	368	368	—	—
Consumer LOC	—	—	—	—	673	673	—	—

	$—	$—	$298	$298	$100,142	$100,440	$298	$—

Note 4 – Deposits
Deposits are summarized as follows (000s omitted):

	June 30, 2011		December 31, 2010
	Balance	Percentage	Balance	Percentage
Noninterest bearing demand	$16,375	15.40%	$14,190	14.59%
NOW accounts	7,444	7.00%	7,897	8.12%
Money market	9,612	9.05%	8,179	8.41%
Savings	18,430	17.34%	16,521	16.99%
Time deposits under $100,000	12,898	12.13%	12,153	12.50%
Time deposits over $100,000	41,546	39.08%	38,310	39.39%

Total deposits	$106,305	100.0%	$97,250	100.0%

     At June 30, 2011, the scheduled maturities of time deposits are as follows (000s omitted):

	<$100,000	>$100,000	Total
2011	$3,426	$17,411	$20,837
2012	7,192	17,842	25,034
2013	1,135	3,645	4,780
2014	748	2,023	2,771
2015	77	—	77
Thereafter	320	625	945

Total	$12,898	$41,546	$54,444

Note 5 – Leases and Commitments
The Corporation has entered into a lease agreement for its main office facility. Payments began in February 2005 and the initial term of the lease expires in October 2015. In October 2007, the Corporation exercised its first renewal option on the property which expires in October 2025. The main office lease has one additional ten year renewal option. The Corporation also entered into a lease agreement for its former branch office in Bloomfield Township which provided for lease payments to begin in March 2006 and expire February 2016. The Bloomfield Township branch office lease was terminated effective January 18, 2010 pursuant to an agreement with the leaseholder. The termination agreement called for a one-time payment of $110,000 to the leaseholder to end the lease. In October 2010, the Corporation entered into a one year lease agreement for a lending production office (“LPO”) in Bay City, Michigan. The lease has two, one year renewal options. In March 2011, a new one year lease was signed for additional office space in the building adjacent to the main office at a rate of $2,800 per month. The lease has two, five year renewal options. In May 2011, the Bank began a month-to-month lease for a LPO in Farmington Hills, Michigan with no future commitment.
Rent expense under these agreements was $73,000 and $59,000 for the three month period ended June 30, 2011 and 2010, respectively. For the six months ended June 20, 2011 and 2010, rent expense under these agreements was $137,000 and $127,000, respectively.
The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

2011	$138
2012	243
2013	239
2014	244
2015	249
Thereafter	2,727

Total	$3,839

Note 6 – Fair Value of Financial Instruments
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
Securities - Fair values of securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices or other observable inputs for similar securities.
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
The carrying values and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010, are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$13,252	$13,252	$5,366	$5,366
Securities available for sale	3,122	3,122	3,360	3,360
Loans	98,576	99,167	98,931	99,786
Loans held for sale	793	793	323	323
Accrued interest receivable	456	456	440	440

Financial liabilities:
Deposits	106,305	106,853	97,250	97,688
Secured borrowings	—	—	1,469	1,469
Accrued interest payable	68	68	115	115

Note 7 – Fair Value Accounting
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
The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the valuation hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010 (000s omitted):
June 30, 2011

	Level 1	Level 2	Level 3	Fair Value
U.S. government agency	$—	$1,362	$—	$1,362
Municipal securities	—	463	—	463
Mortgage backed securities	—	866	—	866
Corporate bonds	—	261	—	261

Securities available for sale	$—	$2,952	$—	$2,952

December 31, 2010

U.S. government agency	$—	$1,361	$—	$1,361
Municipal securities	—	657	—	657
Mortgage backed securities	—	928	—	928
Corporate bonds	—	254	—	254

Securities available for sale	$—	$3,200	$—	$3,200

Note 7 – Fair Value Accounting – continued
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
Other Real Estate Owned (“ORE”)
Loans on which the underlying collateral has been repossessed are adjusted to fair value less costs to sell upon transfer to repossessed assets. Subsequently, repossessed assets are carried at the lower of carrying value or fair value, less anticipated marketing and selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the repossessed asset as a nonrecurring Level 2 valuation. When a market value is not available or management applies a discount factor to the appraised value, the Corporation records the repossessed asset in Level 3.
The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non-recurring basis and the level within the valuation hierarchy in which the fair value measurements fall at June 30, 2011:
June 30, 2011

	Balance	Level 1	Level 2	Level 3	Losses
Impaired Loans	$1,289	$—	$—	$1,289	$—
ORE	$298	$—	$—	$298	$—

December 31, 2010

Impaired Loans	$2,696	$—	$—	$2,696	$—
ORE	$—	$—	$—	$—	$—

Note 8 – Minimum Regulatory Capital Requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of June 30, 2011. At June 30, 2011, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
The Bank’s actual capital amounts and ratios as of June 30, 2011 and December 31, 2010 are presented in the following table (000s omitted):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$11,246	11.3%	$7,997	8.0%	$9,996	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$9,993	10.0%	$3,998	4.0%	$5,998	6.0%

Tier I capital (to average assets) Bank of Birmingham	$9,993	8.5%	$4,744	4.0%	$5,930	5.0%

As of December 31, 2010
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$10,344	10.6%	$7,834	8.0%	$9,792	10.0%

Tier I capital (to risk weighted assets) Bank of Birmingham	$9,117	9.3%	$3,917	4.0%	$5,875	6.0%

Tier I capital (to average assets) Bank of Birmingham	$9,117	8.1%	$4,477	4.0%	$5,597	5.0%

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
FINANCIAL CONDITION
The Corporation reported net income of $261,000 or $0.15 per share of common stock for the second quarter of 2011, compared to net income of $85,000 or $0.05 per share for the second quarter of 2010. For the six months ended June 30, 2011 and 2010, net income applicable to common stock was $676,000 or $0.38 per share and $67,000 or $0.04 per share, respectively. The favorable results were positively impacted by improved net interest margin, lower provision for loan loss expense and increased non-interest income production.
The Corporation continues to experience quality growth as total assets reached $118,604,000 as of June 30, 2011 an increase of $8,269,000 from December 31, 2010. The increase is the direct result of growth in deposit balances. The Corporation remains focused on generating core, organic growth in our primary market areas.
Cash and Cash Equivalents
Cash and cash equivalents increased $7,951,000 to $13,252,000 at June 30, 2011. The increase was primarily the result of deposit growth combined with proceeds from SBA loan sales and loan maturities.

Investments
Total investments were relatively unchanged during the three month period ended June 30, 2011. There were no purchases or sales during the current period. One municipal security with a par value of $200,000 was called during the quarter. The Corporation did not hold any held-to-maturity securities as of June 30, 2011 or December 31, 2010. The makeup of the Corporation’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Corporation.
Management believes that the unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summaries the portfolio by type at June 30, 2011 and December 31, 2010 (000s omitted):

	June 30,		December 31,
	2011		2010		Change

U.S. Government agency securities	$1,362	43.6%	$1,361	40.4%	$1
Municipal securities	463	14.8%	657	19.6%	(194)
Mortgage backed securities	866	27.8%	928	27.6%	(62)
Corporate bonds	261	8.4%	254	7.6%	7

Sub-total available for sale	2,952	94.6%	3,200	95.2%	(248)
FHLBI Stock	170	5.4%	160	4.8%	10

Total securities	$3,122	100.0%	$3,360	100.0%	$(238)

Loans, Credit Quality and Allowance for Loan Losses
The following table summarizes the mix of the Corporation’s portfolio loans at June 30, 2011 and December 31, 2010 (000s omitted):

	June 30,	December 31,
	2011	2010	Change
Real estate mortgage	$76,074	$76,676	$(602)
Construction	4,150	2,024	2,126
Commercial and industrial	18,984	20,776	(1,792)
Consumer installment	950	964	(14)
Deferred loan fees and costs	(79)	(61)	(18)

Total loans	$100,079	$100,379	$(300)

Total portfolio loans decreased $300,000 or 0.3%, to $100,079,000 at June 30, 2011. The categories with the largest dollar decrease were commercial and industrial and real estate mortgage which decreased $1,792,000, or 8.6%, and $602,000, or 0.8%, respectively. The reductions were the direct result of sales of SBA 7(a) products, loan maturities and principal reductions. Construction loans, the only category experiencing growth, increased by $2,126,000 relative to December 31, 2010. Management expects marginal loan growth for the remainder of 2011 as a result of the fragile economy.
The allowance for loan losses increased in the second quarter by $15,000 to $1,502,000, or 1.5% of portfolio loans at June 30, 2011. The increase was driven primarily by additional specific reserve on one commercial loan. There were no charge-offs during the three months ended June 30, 2011 while charge-offs totaled $310,000 for the three month period ended June 30, 2010. There were no recoveries in the current quarter, while recoveries for the three months ended June 30, 2010 totaled $45,000. Nonperforming loans, which consist of non-accruing loans and loans past due 90 days or more and still accruing interest, at June 30, 2011 and December 31, 2010, were $0 and $298,000, respectively.
The allowance for loan losses increased in the first six months by $54,000 to $1,502,000. The increase was driven primarily by additional specific reserve on one commercial loan. There were no charge-offs during the six months ended June 30, 2011 while charge-offs totaled $341,000 for the six month period ended June 30, 2010.
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
Premises and Equipment
Premises and equipment was $1,480,000 as of June 30, 2011 up from $1,360,000 as of December 31, 2010. The Corporation continues to support further growth of business lines, such as mortgage lending with investments in operating facilities and technology.
Deposits and Short-term Financing
Total deposits increased $9,055,000 or 9.3%, to $106,305,000 at June 30, 2011. The categories experiencing the largest increase were non-interest bearing accounts, savings accounts and time deposit accounts greater than $100,000. Time deposits greater than $100,000 increased $3,236,000 through June 30, 2011 and represents the largest single source of funding for the Bank. Non-interest bearing account balances increased $2,185,000 as of the current quarter end as a result of focused business development efforts and improving the acquisition of deposit relationships associated with current loan customers. Savings account balances increased $1,909,000 through June 30, 2011 as customers were willing to sacrifice yield to maintain balances in more liquid accounts. The Bank does not hold any brokered deposits. The CD balance increase is attributable to participation in an on-line marketing service which facilitates deposit acquisition in the wholesale CD market.

	As of June 30, 2011		As of December 31, 2010
	Balance	Percentage	Balance	Percentage
Non-interest bearing demand	$16,375	15.40%	$14,190	14.59%
NOW accounts	7,444	7.00%	7,897	8.12%
Money market	9,612	9.05%	8,179	8.41%
Savings	18,430	17.34%	16,521	16.99%
Time deposits < $100,000	12,898	12.13%	12,153	12.50%
Time deposits >$100,000	41,546	39.08%	38,310	39.39%

Total deposits	$106,305	100.00%	$97,250	100.00%

At June 30, 2011, the Bank had no secured borrowings outstanding while the balance was $1,469,000 at December 31, 2010. The balance in this category at December 31, 2010 represents the secured liability associated with the sale of two SBA loans in fourth quarter of 2010. Based on existing accounting guidelines and sale structure of the transaction, the Bank was required to recognize a secured liability on the sale of the guaranteed portion of SBA loans until the redemption period expired. The redemption period term was 90 days. The Bank did not utilize discount window or FHLB advances during the second quarter of 2011.

RESULTS OF OPERATIONS
The Corporation reported net income of $261,000 or $0.15 per share of common stock for the second quarter of 2011, an increase of $176,000 compared to the same period of 2010. This represents an annualized Return on Average Assets “ROA” before preferred dividends of 1.06% compared to a 0.50% ROA for the same period last year. The improved operating results are attributable to an increase in operating revenue and lower loan loss provision expense. Operating revenue consists of net interest margin and non-interest income. Net interest margin for the current period increased to 4.51% relative to the 4.13% reported for the quarter ended June 30, 2010. The improved performance is a result of increased yields, improved asset mix and lower aggregate funding costs. During the second quarter of 2011, the Corporation generated $280,000 in non-interest income, an increase of $243,000 over the prior year. Non-interest income increased as the Corporation was successful in selling SBA loans at a gain and received broker fees for originating residential mortgages. Provision expense declined $162,000 during the current quarter relative to the same period of 2010, however total non-interest expenses increased $415,000 as the Corporation added personnel and made investments in new business opportunities.
The following table present trends in selected financial data for the five most recent quarters:

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
Income Statement
Interest Income	$1,565	$1,588	$1,554	$1,506	$1,418
Interest Expense	314	329	327	337	352

Net Interest Income	1,251	1,259	1,226	1,170	1,067
Provision for loan loss	15	39	49	256	177
Non-interest income	280	325	37	24	37
Non-interest expense	1,207	1,083	1,046	840	792

Income (loss) before Income Taxes	309	462	169	98	135
Income tax expense	—	—	—	—	—

Net Income (Loss)	309	462	169	98	135
Dividend and accretion on preferred stock	48	48	48	48	49

Net Income (Loss) applicable to common	$261	$414	$121	$50	$85

Income (loss) per share — basic & diluted	$0.15	$0.23	$0.07	$0.03	$0.05

Performance Measurements
Net interest margin (tax equivalent)	4.51%	4.49%	4.46%	4.32%	4.06%
Return on average assets (annualized) (1)	1.06%	1.62%	0.60%	0.35%	0.50%
Return on average common equity (annualized) (1)	15.39%	24.17%	8.89%	5.21%	7.32%
Efficiency ratio	78.8%	68.36%	82.78%	70.39%	71.78%
Tier 1 Leverage Ratio (Bank only)	8.54%	8.33%	8.15%	8.19%	8.53%
Equity / Assets	9.86%	9.79%	9.96%	9.80%	9.75%
Total loans / Total deposits	94.1%	93.9%	103.2%	94.3%	90.4%
Book value per share	$4.60	$4.44	$4.21	$4.16	$4.12
Income (loss) per share — basic & diluted	$0.15	$0.23	$0.07	$0.03	$0.05
Shares outstanding	1,800,000	1,800,000	1,800,000	1,800,000	1,800,000

(1)	Amount is computed on net income before preferred dividends.

Net Interest Income
Net interest income for the three month period ended June 30, 2011 totaled $1,251,000, an increase of 17.3% compared to the same period in the prior year. The increase was a result of earning assets growth and a reduction in total funding costs. The earning asset growth was concentrated in loan volume, providing the largest benefit to interest income. Total average interest bearing deposit accounts increased $5,252,000 in the second quarter of 2011 over the second quarter of 2010 but total deposit related interest expenses decreased $38,000. The lower cost of funds was achieved by changes in pricing strategy to be more competitive in the local market and the decision by the Federal Reserve to maintain rates at historic lows.
The Corporation’s net interest margin increased 45 basis points to 4.51% for the period ended June 30, 2011 compared to 4.06% for the same period in 2010, while spread increased 44 basis points over the same period. The increase in both spread and net interest margin was attributable to a decrease in the cost of funds and improved mix. The cost of funds for the second quarter of 2011 was 1.39% compared to 1.66% in the same period of 2010. This was achieved as a result of an aggressive pricing strategy implemented by management during 2011. Asset yield improved despite a reduction in loan yields due to an improved mix in earning assets. Additional liquidity was invested in higher yielding alternatives, providing a more favorable return. Total cost of funds decreased due to a reduction in rates on interest-bearing deposits.
The following table presents the Corporation’s consolidated average balances of interest-earning assets, interest-bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the period ended June 30, 2011, and 2010 (000s omitted). Average loans are presented net of unearned income and the allowance for loan and lease losses. Interest on loans includes loan fees.

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Loans receivable	$99,415	$1,534	6.11%	$89,468	$1,381	6.17%
Securities available for sale	3,119	25	3.31%	3,568	31	3.52%
Federal funds sold	—	—	—%	1,745	6	0.22%
Interest-bearing balances with other financial institutions	8,669	6	0.26%	10,327	1	0.12%

Total interest-earning assets	111,203	1,565	5.57%	105,108	1,418	5.40%
Noninterest-earning assets:
Cash and due from banks	4,878			624
All other assets	921			1,228

Total Assets	$117,002			$106,960

Interest-bearing liabilities:
NOW accounts	$7,862	$7	0.35%	$8,071	$10	0.52%
Money market	9,004	11	0.50%	9,639	16	0.66%
Savings	18,472	31	0.68%	14,863	43	1.16%
Time deposits	54,900	265	1.93%	52,413	282	2.15%
Short-term borrowing	—	—	—%	—	—	—%

Total interest-bearing liabilities:	$90,238	$314	1.39%	$84,986	352	1.66%

Non-interest bearing demand deposits	14,716			10,574
All other liabilities	567			630

Total liabilities	105,521			96,190
Shareholders’ Equity	11,481			10,770

Total liabilities and shareholders’ equity	$117,002			$106,960

Net Interest Income		$1,251			$1,067

Net spread			4.18%			3.74%

Net Interest Margin(1)			4.51%			4.06%

(1)	Net interest earnings divided by average interest-earning assets.

Net Interest Income
Net interest income for the six month period ended June 30, 2011 totaled $2,511,000, an increase of 24.6% compared to the same period in the prior year. The increase was a result of earning asset growth and a reduction in total funding costs. The majority of the earning asset growth was concentrated in loan production, generating the largest impact to interest income. The loan growth was due to market opportunities resulting from less competition and focused business development efforts. Total average interest bearing deposit accounts increased $9,086,000 in 2011 over 2010 but total deposit related interest expenses experienced a modest decline.
The Corporation’s net interest margin increased 45 basis points to 4.50% for the six months ended June 30, 2011 compared to 4.05% for the same period in 2010, while spread increased 40 basis points over the same period. The increase in both spread and net interest margin was attributable to a decrease in the cost of funds and improved mix. Total cost of funds for the six month period ended June 30, 2011 was 1.44% compared to 1.67% for 2010. The decrease is a result of a reduction in rates on all products. Management completed an aggressive pricing strategy in 2011 to lower aggregate funding costs. Asset yields improved to 5.58% during the six month period despite lower loan yields. This is a result of improved mix.
The following table presents the Corporation’s consolidated average balances of interest-earning assets, interest-bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the period ended June 30, 2011, and 2010 (000s omitted). Average loans are presented net of unearned income and the allowance for loan and lease losses. Interest on loans includes loan fees.

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Loans receivable	$98,716	$3,090	6.14%	$85,219	$2,614	6.18%
Securities available for sale	3,253	53	3.36%	3,707	66	3.56%
Federal funds sold	20	—	0.13%	2,298	1	0.11%
Interest-bearing balances with other financial institutions	9,157	10	0.23%	9,047	11	0.25%

Total interest-earning assets	111,146	3,153	5.58%	100,271	2,692	5.41%
Noninterest-earning assets:
Cash and due from banks	2,711			784
All other assets	2,366			1,211

Total Assets	$116,223			$102,266

Interest-bearing liabilities:
NOW accounts	$8,066	$13	0.33%	$7,992	$21	0.52%
Money market	8,620	22	0.52%	8,892	29	0.66%
Savings	18,073	63	0.70%	14,184	84	1.18%
Time deposits	54,547	530	1.96%	49,845	542	2.18%
Short-term borrowing	693	15	4.22%	—	—	—%

Total interest-bearing liabilities:	$89,999	$642	1.44%	$80,913	676	1.67%

Non-interest bearing demand deposits	14,251			7,968
All other liabilities	648			2,639

Total liabilities	104,898			91,520
Shareholders’ Equity	11,325			10,746

Total liabilities and shareholders’ equity	$116,223			$102,266

Net Interest Income		$2,511			$2,016

Net spread			4.14%			3.74%

Net Interest Margin(1)			4.50%			4.05%

(1)	Net interest earnings divided by average interest-earning assets.

Provision for Loans Losses
The provision for loan losses was $15,000 and $177,000 for the three months ended June 30, 2011 and 2010, respectively. The decrease from the previous comparable period in provision for loan losses was due to reduced portfolio loan growth and no charge-off activity in the current year. The Corporation recorded net charge offs totaling $265,000 during the three months ended June 30, 2010.
The provision for loan losses was $54,000 and $289,000 for the six months ended June 30, 2011 and 2010, respectively. The decrease from the previous comparable period in provision for loan losses was the result of improved credit quality and no recorded charge-offs during the six month period. The Corporation recorded net charge-offs totaling $296,000 during the six months ended June 30, 2010.
Non-Interest Income
Non-interest income was $280,000 and $37,000 for the three months ended June 30, 2011 and 2010, respectively. The increase in non-interest income was the result of new revenue from the sale of residential mortgages and premiums recognized on SBA loan sales. The Corporation established a mortgage lending operation in the fall of 2010, and generated additional income on loan sales during the quarter totaling $47,000. Other income increased $196,000 in the second quarter of 2011 relative to 2010, as the Corporation engaged in selling SBA loans at a premium in 2011. Total SBA related income was $209,000 during the period.
Non-interest income was $605,000 and $64,000 for the six months ended June 30, 2011 and 2010, respectively. Total non-interest income increased as a result of mortgage related income and SBA loan sale revenue. Mortgage bank operations generated income of $59,000 for the six month period ended June 30, 2011, adding an additional revenue source for the Corporation. Mortgage activity includes the sale of residential loans to the secondary market. The loans are sold at a premium and the Corporation does not retain servicing. No income in mortgage activity was recorded for the same period in 2010. Other income increased $481,000 during the period as a result of SBA loans sales. This activity generated $501,000 in new revenue for the Corporation in 2011, while no sales were recorded in 2010.
The following table presents the Corporation’s non-interest income for the three and six month periods ending June 30, 2011 and 2010:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,		June 30,	June 30,
Non-interest income	2011	2010	Change	2011	2010	Change
Service charge income	$12,589	$12,443	$146	$24,161	$22,078	$2,083
Mortgage banking activities	47,322	—	47,322	58,761	—	58,761
Other income	220,253	24,435	195,818	522,351	41,822	480,529

Total non-interest income	$280,164	$36,878	$243,286	$605,273	$63,900	$541,373

Non-Interest Expense
Non-interest expense for the three months ended June 30, 2011 and 2010 was $1,207,000 and $792,000, respectively. Salaries and benefits comprise the largest percentage of non-interest expense, totaling $643,000 for the current quarter compared to $356,000 for the same period in 2010. The increase is the result of adding staff for the mortgage banking operation and hiring new personnel at the Bank to accommodate future growth. Occupancy and equipment expense totaled $168,000 for the three month period ended June 30, 2011 compared to $136,000 for the same period in 2010, an increase of 23.5%. The increase is a result of opening new lending production facilities for the mortgage unit and expanding the professional space for the main office. Date processing expenses were $61,000 for the quarter ended June 30, 2011, an increase of $11,000 from the same period in 2010. The additional expense is a result of asset growth, adding mortgage related software and increasing core system capabilities. Professional fees totaled $146,000 and $98,000 for the second quarter of 2011 and 2010, respectively. The category consists of audit, consulting, legal and director costs. The increase in expenses relative the prior period are a result of engaging professionals to assist the Corporation in implementing strategic objectives, including SBA loan activity and the mortgage operation, additional costs associated with required audits and a new Director compensation plan. Other expenses were $144,000 for the quarter ended June 30, 2011, an increase of $39,000 compared to the same period of 2010. The additional expenses are due to an increase in operating costs associated with adding new locations and growth of the organization.

Non-interest expense for the six month period ended June 30, 2011 was $2,290,000 compared to $1,626,000 for the same period of 2010. The categories experiencing the largest increase were salaries and benefits, professional fees and other expenses. Salaries and benefits totaled $1,225,000 for the year to date period ended June 30, 2011, an increase of $468,000 from the same period of 2010. The increase is a result of hiring new Bank personnel to generate business development activity and adding staff related to the mortgage operation. Professional fees were $257,000 and $166,000 for the six month period ended June 30, 2011 and 2010. The increase is attributable to cost associated with new required audits, engaging market professionals to assist the Corporation with SBA loan sales, expenses related to developing the mortgage operation and implementing a new compensation plan for Directors. Other expenses increased $44,000 during the first six months of 2011, totaling $296,000 for the period. The increase is related to the growth of the organization, including printing, supplies, automobile expense and costs associated with an ORE property. Occupancy expense and advertising experienced a modest increase for the six month period ended June 30, 2011 relative the prior year mainly as a result of expansion and the addition of the mortgage operation.
The following table presents the Corporation’s non-interest expense for the three and six month periods ending June 30, 2011 and 2010:

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,		June 30,	June 30,
Non-interest expense	2011	2010	Change	2011	2010	Change
Salaries and employee benefits	$643,368	$356,383	$286,985	$1,225,385	$757,007	$468,378
Share based payments	—	—	—	—	3,695	(3,695)
Occupancy expense	125,583	101,841	23,742	243,685	220,475	23,210
Equipment expense	42,188	34,492	7,696	77,588	70,069	7,519
Advertising	44,697	46,960	(2,263)	80,743	52,240	28,503
Data processing	60,560	49,580	10,980	109,573	105,130	4,443
Professional fees	145,916	98,177	47,739	257,440	166,388	91,052
Other expense	144,207	104,612	39,595	295,521	251,244	44,277

Total non-interest expense	$1,206,519	$792,045	$414,474	$2,289,935	$1,626,248	$663,687

Income Taxes
No income tax expense or benefit was recognized during the three month period ended June 30, 2011 or 2010 due to the tax loss carry-forward position of the Corporation. An income tax benefit may be booked in future periods when management believes that profitability will be expected for the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT
The management team has responsibility for developing and recommending liquidity and risk management policies including but not limited to the determination of internal operating guidelines, contingency plans, change management and pricing to the Asset/Liability Committee (ALCO) of the Board of Directors. Management ensures that the liquidity of a bank allows it to provide funds to meet its cash flow needs, such as loan requests, outflows of deposits, other investment opportunities and general operating requirements, under multiple operating scenarios. While the current structure of the Corporation and the Bank are not complex, the objective in the management of liquidity and capital resources is to be able to take advantage of business opportunities that may arise. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. The Bank is also a member of the Federal Home Loan Bank of Indianapolis and has access to funding from the discount window at the Federal Reserve Bank of Chicago. The ALCO committee has also approved alternate funding sources to add flexibility. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have more than sufficient funds available to meet our future commitments. As of June 30, 2011, off balance sheet loan commitments totaled $23,492,000. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown, that only a small portion of the unused commitments will normally be drawn upon.

The following table presents loan commitments by time period as of June 30, 2011 (000s omitted):

		Amount of commitment expiration by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Commitments to grant loans	$7,789	$7,789	$—	$—	$—
Unfunded commitments under lines of credit	14,700	8,736	2,466	1,055	2,443
Commercial and standby letters of credit	1,003	1,003	—	—	—

Total commitments	$23,492	$17,528	$2,466	$1,056	$2,443

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
The largest sources of cash and cash equivalents for the Corporation for the three months ended June 30, 2011, as noted in the Consolidated Statement of Cash Flows, were primarily loan sales and deposit origination.
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of June 30, 2011. Note 8 to the financial statements is hereby incorporated by reference. At June 30, 2011, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.
On July 28, 2011, Birmingham Bloomfield Bancshares, Inc. entered into a Securities Purchase Agreement with the Secretary of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury 4,621 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series D (“Series D Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $4,621,000. In conjunction with the issuance of the Series D Preferred Stock, the Company has redeemed from the Treasury for $3,461,000, all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares which were issued to the Treasury in 2009 under the Treasury’s Emergency Economic Stabilization Act of 2008 Capital Purchase Program.
The Series D Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, is based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) by the Company’s wholly owned subsidiary Bank of Birmingham (the “Bank”). The dividend rate for future dividend periods will be set based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh dividend period through year four and one-half. If the Series D Preferred Stock remains outstanding for more than four and one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series D Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series D Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.
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
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2011, we conducted an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).
Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of June 30, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
There were no changes in the Corporation’s internal controls over financial reporting during the period ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On July 28, 2011, the Corporation completed the sale of 4,621 shares of Series D non-cumulative perpetual preferred stock, liquidation preference of $1,000 per share, to the United States Department of the Treasury (the “U.S. Treasury”) under the Small Business Lending Fund. The issuance of the Series D preferred shares are exempt from the registration as a transaction by an issuer not involving any public offering under Section 4 (2) of the Securities Act of 1933. A portion of the proceeds were used to redeem the $3.4 million investment by the U.S. Treasury under the TARP Capital Purchase Program. The remaining balance will be used to improve the capital levels of the Bank and support future loan growth.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
This item is not applicable.
ITEM 4. [Reserved]
ITEM 5. OTHER INFORMATION.
This item is not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.

10.1	Securities Purchase Agreement *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	Incorporated by reference from Form 8-K on August 3, 2011

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.
Date: August 12, 2011	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: August 12, 2011	By:	/s/ Thomas H. Dorr
Thomas H. Dorr
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.

31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32.1	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350

101	Interactive Data File.