Form 10-Q
period 2011-09-30
Birmingham Bloomfield Bancshares
filed 2011-11-10
CIK 1335792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer’s Common Stock as of November 10, 2011, was 1,812,662 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited) September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents
Cash	$15,212,448	$5,300,368
Federal funds sold	—	65,936

Total cash and cash equivalents	15,212,448	5,366,304
Securities, available for sale (Note 2)	4,182,261	3,200,002
Federal Home Loan Bank stock	169,900	160,200
Loans held for Sale	1,232,221	322,500
Loans (Note 3)
Total portfolio loans	102,579,805	100,378,678
Less: allowance for loan losses	(1,499,350)	(1,448,096)

Net portfolio loans	101,080,455	98,930,582
Premises & equipment, net	1,446,008	1,359,510
Interest receivable and other assets	1,419,754	995,438

Totals assets	$124,743,047	$110,334,536

Liabilities and Shareholders’ Equity
Deposits (Note 4)
Non-interest bearing	$15,830,438	$14,190,295
Interest bearing	95,340,302	83,060,199

Total deposits	111,170,740	97,250,494
Secured borrowings	—	1,469,095
Interest payable and other liabilities	516,351	629,422

Total liabilities	111,687,091	99,349,011

Shareholders’ equity
Senior cumulative perpetual preferred stock series A $1,000 liquidation value per share, 5% Authorized, issued and redeemed – 1,635 shares	—	1,635,000
Discount on senior preferred stock series A	—	(61,027)
Senior cumulative perpetual preferred stock series B $1,000 liquidation value per share, 9% Authorized, issued and outstanding – 82 shares	—	82,000
Premium on preferred stock series B	—	6,634
Senior cumulative perpetual preferred stock series C $1,000 liquidation value per share, 5% Authorized, issued and outstanding – 1,744 shares	—	1,744,000
Senior non-cumulative perpetual preferred stock series D $1,000 liquidation value per share, 1% Authorized, issued and outstanding – 4,621 shares	4,621,000	—
Common stock, no par value Authorized – 4,500,000 shares Issued and outstanding – 1,812,662 and 1,800,000 shares, respectively	17,066,618	17,034,330
Additional paid in capital	493,154	493,154
Accumulated deficit	(9,276,825)	(10,061,474)
Accumulated other comprehensive income	152,009	112,908

Total shareholders’ equity	13,055,956	10,985,525

Total liabilities and shareholders’ equity	$124,743,047	$110,334,536

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$1,554,666	$1,461,027	$4,644,719	$4,073,923
Interest on securities	22,472	35,215	75,194	101,270
Interest on fed funds and bank balances	4,940	10,018	15,304	22,582

Total interest income	1,582,078	1,506,260	4,735,217	4,197,775
Interest Expense
Interest on deposits	301,195	336,660	929,127	1,012,639
Interest on fed funds and short-term borrowings	—	—	14,509	—

Total interest expense	301,195	336,660	943,636	1,012,639
Net Interest Income	1,280,883	1,169,600	3,791,581	3,185,136
Provision for loan losses	105,000	255,652	159,000	544,949

Net Interest Income After Provision for Loan Losses	1,175,883	913,948	3,632,581	2,640,187
Non-interest Income
Service charges on deposit accounts	15,208	14,576	39,369	36,654
Mortgage banking activities	108,384	—	167,145	—
SBA loan sales	186,151	—	686,884	—
Other Income	8,808	9,896	30,426	51,718

Total non-interest income	318,551	24,472	923,824	88,372
Non-interest Expense
Salaries and employee benefits	729,641	400,185	1,955,026	1,157,192
Occupancy expense	145,294	109,796	388,979	330,271
Equipment expense	55,722	33,601	133,310	103,670
Advertising and public relations	29,276	24,727	110,019	76,967
Data processing expense	57,379	56,870	166,952	162,000
Professional fees	105,963	81,234	363,403	247,622
Loan origination expense	37,223	18,346	86,273	58,601
Other expenses	156,963	115,721	403,434	330,405

Total non-interest expense	1,317,461	840,480	3,607,396	2,466,728
Net Income Before Federal Income Tax	176,973	97,940	949,009	261,831
Federal income tax	—	—	—	—

Net Income	176,973	97,940	949,009	261,831
Dividend on senior preferred stock	21,801	44,082	109,967	132,495
Accretion of discount on preferred stock	46,194	4,191	54,393	12,436

Net Income Applicable to Common Shareholders	$108,978	$49,667	$784,649	$116,900

Basic and Diluted Income per Share	$0.06	$0.03	$0.44	$0.06
Average Shares Outstanding	1,801,652	1,800,000	1,800,557	1,800,000

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Total Shareholders’ Equity
Balance at beginning of period	$10,985,525	$10,727,933
Net income	949,009	261,831
Other comprehensive income:
Net change in unrealized gains on securities available for sale	39,101	37,592

Total comprehensive income	988,110	299,423
Share based payments expense	32,288	3,695
Preferred dividends	(109,967)	(132,495)
Redemption of Preferred Stock	(3,461,000)	—
Issuance of Preferred Stock	4,621,000	—

Balance at end of period	$13,055,956	$10,898,556

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$949,009	$261,831
Share based payment expense	32,208	3,695
Provision for loan losses	159,000	544,949
Gain on sale of loans	(167,145)	—
Proceeds for sales of loans originated for sale	4,044,977	—
Loans originated for sale	(4,787,553)	—
Accretion of securities	(2,206)	(3,865)
Depreciation expense	167,657	134,157
Net decrease (increase) in other assets	(424,316)	(278,823)
Net (decrease) in other liabilities	(113,071)	(84,743)

Net cash (used in) provided by operating activities	(141,360)	577,201
Cash flows from investing activities
Net change in portfolio loans	(2,308,873)	(14,923,019)
Purchase of securities	(2,275,437)	(2,976,260)
Proceeds from calls or maturities of securities	1,200,000	2,749,000
Principal payments on securities	124,785	140,128
Purchases of premises and equipment	(254,155)	(12,387)

Net cash (used) in investing activities	(3,513,680)	(15,022,538)
Cash flows from financing activities
Increase in deposits	13,920,246	18,531,821
Net change in short term borrowings	(1,469,095)	—
Net proceeds from senior preferred stock	1,160,000	—
Dividend on senior preferred stock	(109,967)	(132,495)

Net cash provided by financing activities	13,501,184	18,399,326

Increase in cash and cash equivalents	9,846,144	3,953,989
Cash and cash equivalents – beginning of period	5,366,304	7,758,201

Cash and cash equivalents – end of period	$15,212,448	$11,712,190

Supplemental Information:
Interest paid	$997,143	$980,895
Income tax paid	—	—
Loans transferred to other real estate	297,806	—

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (‘TDR’)” In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. This guidance was adopted in the current quarter with no impact to the financial statements.

Note 2 – Securities

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$1,848	$12	$—	$1,860
Municipal securities	711	13	—	724
Mortgage backed securities	1,221	118	—	1,339
Corporate bonds	250	9	—	259

Total securities	$4,030	$152	$—	$4,182

December 31, 2010
U. S. Government agency securities	$1,350	$11	$—	$1,361
Municipal securities	650	7	—	657
Mortgage backed securities	837	91	—	928
Corporate bonds	250	4	—	254

Total securities	$3,087	$113	$—	$3,200

Note 2 – Securities – Continued

As of September 30, 2011 and December 31, 2010, all securities are classified as available for sale. Unrealized gains and losses within the investment portfolio are determined to be temporary. The Corporation has performed an analysis of the portfolio for other than temporary impairment and concluded no losses are required to be recognized. Management has no specific intent to sell any securities and it is not more likely than not the Corporation will be required to sell any securities before recovery of the cost basis. Management expects to collect all amounts due according to the contractual terms of the security. The Corporation had no individual securities with gross unrealized losses at September 30, 2011 and December 31, 2010.

Total securities representing $0 and $1,788,000 were pledged to secure public deposits from the State of Michigan as of September 30, 2011 and December 31, 2010.

Federal Home Loan Bank stock is restricted and can only be sold back to the Federal Home Loan Bank. The carrying value of the stock approximates its fair value.

The amortized cost and estimated fair value of all securities at September 30, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000s omitted):

	Amortized cost	Estimated fair value
Due in one year or less	$1,500	$1,499
Due in one year through five years	2,046	2,122
Due in five years through ten years	484	561
Due after ten years	—	—

Total	$4,030	$4,182

Note 3 – Loans

A summary of the portfolio loan balances as of September 30, 2011 and December 31, 2010 is as follows (000s omitted):

	September 30,	December 31,
	2011	2010
Mortgage loans on real estate:
Residential 1 to 4 family	$3,584	$3,380
Multifamily	13,713	12,355
Commercial	49,046	49,029
Construction	3,688	2,024
Second mortgage	113	118
Equity lines of credit	11,192	11,794

Total mortgage loans on real estate	81,336	78,700
Commercial loans	20,308	20,776
Consumer installment loans	1,024	964

Total loans	102,668	100,440
Less: Allowance for loan losses	(1,499)	(1,448)
Net deferred loan fees	(88)	(61)

Net loans	$101,081	$98,931

Note 3 – Loans – Continued

An analysis of the allowance for loan losses for the year to date period ended September 30, 2011 and December 31, 2010 (000s omitted):

Nine months ended September 30, 2011

	Commercial	Home Equity	Residential	Consumer	Total	2010
						Total
Allowance for Loan Losses
Beginning balance	$1,070	$352	$14	$12	$1,448	$1,174
Charge-offs	—	(128)	—	—	(128)	(341)
Recoveries	20	—	—	—	20	46
Provision	(25)	199	(9)	(6)	159	545

Ending balance	$1,065	$423	$5	$6	$1,499	$1,424
Percent of principal balance	1.17%	4.37%	0.53%	0.52%	1.46%
Ending balance: individually evaluated for impairment	$56	$212	$—	$—	$268
Ending balance: collectively evaluated for impairment	$1,009	$211	$5	$6	$1,231
Portfolio Loans
Ending unpaid principal balance	$90,877	$9,679	$949	$1,163	$102,668
Ending unpaid principal balance: individually evaluated for impairment	$699	$590	$—	$—	$1,289
Ending unpaid principal balance: collectively evaluated for impairment	$90,178	$9,089	$949	$1,163	$101,379

Year ended December 31, 2010

	Commercial	Home Equity	Residential	Consumer	Total
Allowance for Loan Losses
Beginning balance	$991	$166	$10	$7	$1,174
Charge-offs	(141)	(225)	—	—	(366)
Recoveries	46	—	—	—	46
Provision	174	410	4	6	594

Ending balance	$1,070	$351	$14	$13	$1,448
Percent of principal balance	1.21%	3.45%	1.21%	1.25%	1.44%
Ending balance: individually evaluated for impairment	$25	$212	$—	$—	$237
Ending balance: collectively evaluated for impairment	$1,045	$139	$14	$13	$1,211
Portfolio Loans
Ending unpaid principal balance	$88,080	$10,166	$1,153	$1,041	$100,440
Ending unpaid principal balance: individually evaluated for impairment	$2,107	$887	$—	$—	$2,994
Ending unpaid principal balance: collectively evaluated for impairment	$85,973	$9,279	$1,153	$1,041	$97,446

Note 3 – Loans - continued

Management uses a loan rating system to identify the inherent risk associated with portfolio loans. Loan ratings are based on a subjective definition that describes the conditions present at each level of risk and identifies the important aspect of each loan. The Bank currently uses a 1 to 8 grading scale for commercial loans. Each loan grade corresponds to a specific qualitative classification. All other consumer and mortgage loan types are not graded using the risk rating scale but are internally rated based on various credit quality characteristics using the same qualitative classification. The risk rating classifications included: pass, special mention, substandard, doubtful and loss.

Loans risk-rated as special mention, are considered criticized loans, exhibiting some potential credit weakness that requires additional attention by management and are maintained on the internal watch list and monitored on a regular basis. Loans risk-rated as substandard or higher are considered classified loans exhibiting well-defined credit weakness and are recorded on the problem loan list and evaluated more frequently. The Bank’s credit administration function is designed to provide increased information on all types of loans to identify adverse credit risk characteristics in a timely manner. Total criticized and classified loans increased $797,000 to $11,687,000 at September 30, 2011 from $10,890,000 at December 31, 2010. The change was the result of an increase totaling $1,698,000 in special mention loans and a $901,000 decrease in substandard accounts. The majority of the increase is isolated to commercial loans and represents the weakness of the economic environment of our market area. The Bank has no loans in non-accrual status. There were no loans that were risk rated doubtful or loss at September 30, 2011 or December 31, 2010. Management closely monitors each loan adversely criticized or classified and institutes appropriate measures to eliminate the basis of criticism.

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

An analysis of credit quality indicators at September 30, 2011 and December 31, 2010 follows (000s omitted):

September 30, 2011

Commercial Loans Credit Quality	Commercial Real Estate	Commercial Term	Commercial LOC	Commercial Construction
1 – pass	$—	$—	$—	$—
2 – pass	332	—	65	—
3 – pass	17,693	3,603	5,021	—
4 – pass	39,598	6,781	5,223	1,831
5 – special mention	3,398	2,210	833	1,858
6 – substandard	1,430	641	360	—
7 – doubtful	—	—	—	—
8 – loss	—	—	—	—

	$62,451	$13,235	$11,502	$3,689

Consumer Loans Credit Quality	Home Equity LOC	Residential Mortgage	Home Equity Term	Consumer Installment	Consumer LOC
Pass	$8,746	$835	$114	$571	$568
Special mention	343	—	—	24	—
Substandard	590	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

	$9,679	$835	$114	$595	$568

Note 3 – Loans - continued

December 31, 2010

Commercial Loans Credit Quality	Commercial Real Estate	Commercial Term	Commercial LOC	Commercial Construction
1 – pass	$—	$—	$—	$—
2 – pass	392	—	—	—
3 – pass	16,845	3,994	4,416	—
4 – pass	40,348	6,265	5,071	1,250
5 – special mention	2,994	1,249	1,574	774
6 – substandard	1,441	857	610	—
7 - doubtful	—	—	—	—
8 - loss	—	—	—	—

	$62,020	$12,365	$11,671	$2,024

Consumer Loans Credit Quality	Home Equity LOC	Residential Mortgage	Home Equity Term	Consumer Installment	Consumer LOC
Pass	$8,808	$1,035	$118	$335	$673
Special mention	344	—	—	33	—
Substandard	1,014	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

	$10,166	$1,035	$118	$368	$673

A loan is considered a troubled debt restructuring (“TDR”) if the Bank for economic or legal reasons related to the borrower’s financial condition grants a concession to the debtor that the Bank would not otherwise consider. TDRs represent loans where the original terms of the agreement have been modified to provide relief to the borrower and are individually evaluated for impairment. The Bank had one loan classified as a TDR at September 30, 2011 and December 31, 2010. The loan continues to perform according to the modified contractual terms.

Information regarding modified loans as of September 30, 2011 and December 31 (000s omitted):

September 30, 2011

	Number of Contracts	Pre- Modification Investment	Post- Modification Investment
Troubled Debt Restructuring
Commercial Real Estate	1	$699	$699
Commercial Term	—	—	—
Commercial LOC	—	—	—
Construction	—	—	—
Home Equity	—	—	—
Residential Mortgage	—	—	—
Consumer	—	—	—

December 31, 2010

Troubled Debt Restructuring
Commercial Real Estate	1	$699	$699
Commercial Term	—	—	—
Commercial LOC	—	—	—
Construction	—	—	—
Home Equity	—	—	—
Residential Mortgage	—	—	—
Consumer	—	—	—

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

Information regarding impaired loans at September 30, 2011 and December 31, 2010 (000s omitted):

September 30, 2011

	Recorded Investment	Unpaid Principal	Allowance	Average Investment	Year to Date Interest Recognized
Impaired loans
No related allowance recorded:
Home Equity Line of Credit	$—	$—	$—	$—	$—
Allowance recorded:
Commercial Line of Credit	—	—	—	—	—
Commercial Real Estate	699	699	56	699	27
Home Equity Line of Credit	590	590	212	590	22
Total:
Commercial	$699	$699	$56	$699	$27
Home Equity	$590	$590	$212	$590	$22

December 31, 2010

Impaired loans
No related allowance recorded:
Home Equity Line of Credit	$298	$298	$—	$256	$—
Allowance recorded:
Commercial Line of Credit	1,407	1,407	17	1,418	99
Commercial Real Estate	699	699	8	117	7
Home Equity Line of Credit	590	590	212	197	10
Total:
Commercial	$2,107	$2,107	$25	$1,535	$106
Home Equity	$887	$887	$212	$453	$10

Note 3 – Loans - continued

As of September 30, 2011 there were no loans more than 30 days past due while at December 31, 2010 loans totaling approximately $298,000 were more than 30 days past due. There were no nonperforming loans, which represents non-accruing loans and loans past due 90 days or more and still accruing interest, at September 30, 2011 while $298,000 was classified nonperforming at December 31, 2010. Loans are placed in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Commercial loans are reported as being in non-accrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may remain on accrual status. However, if the loan is not brought current before becoming 120 days past due, the loan is reported as non-accrual. A non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, or is in the process of collection.

Information regarding past due loans at September 30, 2011 and December 31, 2010 follows (000s omitted):

September 30, 2011

	Loans past due			Total Past Due	Current	Total Loans	Non- Accrual	>90 days Accruing
	30 – 59	60 - 90	Over 90
Commercial real estate	$—	$—	$—	$—	$62,451	$62,451	$—	$—
Commercial term	—	—	—	—	13,235	13,235	—	—
Commercial LOC	—	—	—	—	11,502	11,502	—	—
Construction	—	—	—	—	3,689	3,689	—	—
Home equity LOC	—	—	—	—	9,679	9,679	—	—
Residential mortgage	—	—	—	—	835	835	—	—
Home equity term	—	—	—	—	114	114	—	—
Consumer installment		—	—		595	595	—	—
Consumer LOC	—	—	—	—	568	568	—	—

	$—	$—	$—	$—	$102,668	$102,668	$—	$—

December 31, 2010

	Loans past due			Total Past Due	Current	Total Loans	Non- Accrual	>90 days Accruing
	30 – 59	60 - 90	Over 90
Commercial real estate	$—	$—	$—	$—	$62,020	$62,020	$—	$—
Commercial term	—	—	—	—	12,365	12,365	—	—
Commercial LOC	—	—	—	—	11,671	11,671	—	—
Construction	—	—	—	—	2,024	2,024	—	—
Home equity LOC	—	—	298	298	9,868	10,166	298	—
Residential mortgage	—	—	—	—	1,035	1,035	—	—
Home equity term	—	—	—	—	118	118	—	—
Consumer installment	—	—	—	—	368	368	—	—
Consumer LOC	—	—	—	—	673	673	—	—

	$—	$—	$298	$298	$100,142	$100,440	$298	$—

Note 4 – Deposits

Deposits are summarized as follows (000s omitted):

	September 30, 2011		December 31, 2010
	Balance	Percentage	Balance	Percentage
Noninterest bearing demand	$15,831	14.24%	$14,190	14.59%
NOW accounts	8,058	7.25%	7,897	8.12%
Money market	10,411	9.36%	8,179	8.41%
Savings	18,325	16.48%	16,521	16.99%
Time deposits under $100,000	12,881	11.59%	12,153	12.50%
Time deposits over $100,000	45,665	41.08%	38,310	39.39%

Total deposits	$111,171	100.0%	$97,250	100.0%

At September 30, 2011, the scheduled maturities of time deposits are as follows (000s omitted):

	<$100,000	>$100,000	Total
2011	$2,164	$14,293	$16,457
2012	7,953	20,948	28,901
2013	1,471	7,659	9,130
2014	757	2,027	2,784
2015	78	—	78
Thereafter	458	738	1,196

Total	$12,881	$45,665	$58,546

Note 5 – Leases and Commitments

The Corporation has entered into a lease agreement for its main office facility. Payments began in February 2005 and the initial term of the lease expires in October 2015. In October 2007, the Corporation exercised its first renewal option on the property which expires in October 2025. The main office lease has one additional ten year renewal option. The Corporation also entered into a lease agreement for its former branch office in Bloomfield Township which provided for lease payments to begin in March 2006 and expire February 2016. The Bloomfield Township branch office lease was terminated effective January 18, 2010 pursuant to an agreement with the leaseholder. The termination agreement called for a one-time payment of $110,000 to the leaseholder to end the lease. In October 2010, the Corporation entered into a one year lease agreement for a lending production office (“LPO”) in Bay City, Michigan. The lease will not be renewed. In March 2011, a new one year lease was signed for additional office space in the building adjacent to the main office at a rate of $2,800 per month. The lease has two, five year renewal options. In May 2011, the Bank began a month-to-month lease for a LPO in Farmington Hills, Michigan that ended during the quarter. In August 2011, the Bank began a month-to-month lease for a LPO in Livonia, Michigan.

Rent expense under these agreements was $73,000 and $59,000 for the three month period ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, rent expense under these agreements was $210,000 and $185,000, respectively.

The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

2011	$67,930
2012	242,816
2013	239,098
2014	243,910
2015	248,746
Thereafter	2,726,802

Total	$3,769,302

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

Securities - Fair values of securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or other observable inputs.

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

The carrying values and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010, are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$15,212	$15,212	$5,366	$5,366
Securities available for sale	4,182	4,182	3,360	3,360
Loans	101,080	101,631	98,931	99,786
Loans held for sale	1,232	1,232	323	323
Accrued interest receivable	471	471	440	440
Financial liabilities:
Deposits	111,170	111,498	97,250	97,688
Secured borrowings	—	—	1,469	1,469
Accrued interest payable	62	62	115	115

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the valuation hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010 (000s omitted):

September 30, 2011

	Level 1	Level 2	Level 3	Fair Value
U.S. government agency	$—	$1,860	$—	$1,860
Municipal securities	—	724	—	724
Mortgage backed securities	—	1,339	—	1,339
Corporate bonds	—	259	—	259

Securities available for sale	$—	4,182	—	4,182

December 31, 2010

U.S. government agency	$—	$1,361	$—	$1,361
Municipal securities	—	657	—	657
Mortgage backed securities	—	928	—	928
Corporate bonds	—	254	—	254

Securities available for sale	$—	$3,200	$—	$3,200

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non-recurring basis and the level within the valuation hierarchy in which the fair value measurements fall at September 30, 2011:

September 30, 2011
	Balance	Level 1	Level 2	Level 3	Losses
Impaired Loans	$1,289	$—	$—	$1,289	$—
ORE	$298	$—	$—	$298	$—

December 31, 2010

Impaired Loans	$2,696	$—	$—	$2,696	$—
ORE	$—	$—	$—	$—	$—

Note 8 – Minimum Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of September 30, 2011. At September 30, 2011, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.

The Bank’s actual capital amounts and ratios as of September 30, 2011 and December 31, 2010 are presented in the following table (000s omitted):

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$12,483	12.3%	$8,143	8.0%	$10,179	10.0%
Tier I capital (to risk weighted assets) Bank of Birmingham	$11,208	11.0%	$4,072	4.0%	$6,107	6.0%
Tier I capital (to average assets) Bank of Birmingham	$11,208	9.2%	$4,861	4.0%	$6,076	5.0%
As of December 31, 2010
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$10,344	10.6%	$7,834	8.0%	$9,792	10.0%
Tier I capital (to risk weighted assets) Bank of Birmingham	$9,117	9.3%	$3,917	4.0%	$5,875	6.0%
Tier I capital (to average assets) Bank of Birmingham	$9,117	8.1%	$4,477	4.0%	$5,597	5.0%

Note 9 – Shareholder’s Equity

On July 28, 2011, the Corporation fully redeemed from the Treasury all of the Preferred Shares associated with the Capital Purchase Program for $3,461,000. The redemption was funded by proceeds from the issuance of Preferred Shares to the U.S. Treasury under the Small Business Lending Fund totaling $4,621,000. As a result of the transaction, the Corporation recorded $46,000 in accelerated accretion on the remaining discount of the Capital Purchase Program Preferred stock during the third quarter of 2011, reducing the amount available to common shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for additional preferred stock discussion.

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

The Bank will continue to focus on the lending, deposit and general banking needs in the community it serves. The profile of products available to customers continues to expand as the Bank offers more options for residential mortgage and commercial customers, including SBA products. The Bank will investigate additional product and service offerings and will consider providing those that will be of benefit to our customers and the Bank.

FINANCIAL CONDITION

The Corporation reported net income applicable to common stock of $109,000 or $0.06 per share of common stock for the third quarter of 2011, compared to net income of $50,000 or $0.03 per share for the third quarter of 2010. For the nine months ended September 30, 2011 and 2010, net income applicable to common stock was $785,000 or $0.44 per share and $117,000 or $.06 per share, respectively. The performance is the product of strong net interest margin, an increase in noninterest income, and a reduction in losses on problem loans. The result is a return on average assets before preferred dividends of 1.08% for the year to date period.

The Corporation continues to experience growth as total assets exceeded $124,000,000 as of September 31, 2011, an increase of 13.1% from December 31, 2010. The increase is a result of successfully attracting core deposits to fund loan volume.

Cash and Cash Equivalents

Cash and cash equivalents increased $9,846,000 to $15,212,000 at September 30, 2011. The increase was primarily the result of deposit growth combined with proceeds from SBA loan sales and loan maturities.

Investments

Total investments increased $982,000 to $4,182,000 during the nine month period ended September 30, 2011. The increase is the result of purchasing new securities from the proceeds of matured investments and investing excess liquidity to generate additional revenue. The Corporation purchased a total of 4 securities representing $2,275,000 during the year and received $1,200,000 in proceeds from called investments. The Corporation did not hold any held-to-maturity securities as of September 30, 2011 or December 31, 2010. The makeup of the Corporation’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Corporation.

Management believes that the unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summaries the portfolio by type at September 30, 2011 and December 31, 2010 (000s omitted):

	September 30, 2011		December 31, 2010		Change
U.S. Government agency securities	$1,860	44.5%	$1,361	42.5%	$499
Municipal securities	724	17.3%	657	20.5%	67
Mortgage backed securities	1,339	32.0%	928	29.0%	411
Corporate bonds	259	6.2%	254	8.0%	5

Total securities	4,182	100.0%	3,200	100.0%	982

Loans, Credit Quality and Allowance for Loan Losses

The following table summarizes the mix of the Corporation’s portfolio loans at September 30, 2011 and December 31, 2010 (000s omitted):

	September 30, 2011	December 31, 2010	Change
Real estate mortgage	$77,648	$76,676	$972
Construction	3,688	2,024	1,664
Commercial and industrial	20,308	20,776	(468)
Consumer installment	1,024	964	60
Deferred loan fees and costs	(88)	(61)	(27)

Total loans	$102,580	$100,379	$2,201

Total portfolio loans increased in the first nine months $2,201,000 or 2.2%, to $102,580,000 at September 30, 2011. The categories with the largest dollar increase were construction and real estate mortgage which increased $1,664,000 and $972,000, respectively. The increases were the result of new loans and draws on existing lines. Commercial and industrial, the only category experiencing a reduction, decreased by $468,000 relative to December 31, 2010 as a result of paydowns and payoffs. Management expects marginal loan growth for the remainder of 2011 as a result of the fragile economy.

The allowance for loan losses was relatively flat in the third quarter at $1,499,000, or 1.5% of portfolio loans as of September 30, 2011. There was one charge-off totaling $128,000 during the three months ended September 30, 2011 while there were no charge-offs for the three month period ended September 30, 2010. There were $20,000 in recoveries in the current quarter, while there were no recoveries for the three months ended September 30, 2010. Nonperforming loans, which consist of non-accruing loans and loans past due 90 days or more and still accruing interest, at September 30, 2011 and December 31, 2010, were $0 and $298,000, respectively.

The allowance for loan losses increased in the first nine months by $51,000 to $1,499,000. The increase was driven primarily by growth. There was one charge-off totaling $128,000 during the nine months ended September 30, 2011 while charge-offs totaled $341,000 for the nine month period ended September 30, 2010. Recoveries for the nine months ended September 30, 2011 totaled $20,000 while there were $46,000 in recoveries during the nine month period ended September 30, 2010.

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

Premises and Equipment

Premises and equipment was $1,446,000 as of September 30, 2011 up from $1,360,000 as of December 31, 2010. The Corporation continues to support further growth of business lines, such as mortgage lending with investments in operating facilities and technology.

Deposits and Short-term Financing

Total deposits increased $13,920,000 or 14.3%, to $111,171,000 at September 30, 2011. While all categories experienced growth, the three categories experiencing the largest dollar increase were time deposit accounts greater than $100,000, money market and savings accounts. Time deposits greater than $100,000 increased $7,355,000 through September 30, 2011 and represents the largest single source of funding for the Bank. The money market category increased $2,232,000 through September 30, 2011. Savings account balances increased $1,804,000 as of the current quarter end as a result of focused business development efforts and improving the acquisition of deposit relationships associated with current loan customers. The Bank does not hold any brokered deposits. The CD balance increase is attributable to participation in an on-line marketing service which facilitates deposit acquisition in the wholesale CD market.

	As of September 30, 2011		As of December 31, 2010
	Balance	Percentage	Balance	Percentage
Non-interest bearing demand	$15,831	14.24%	$14,190	14.59%
NOW accounts	8,058	7.25%	7,897	8.12%
Money market	10,411	9.36%	8,179	8.41%
Savings	18,325	16.48%	16,521	16.99%
Time deposits < $100,000	12,881	11.59%	12,153	12.50%
Time deposits >$100,000	45,665	41.08%	38,310	39.39%

Total deposits	$111,171	100.00%	$97,250	100.00%

At September 30, 2011, the Bank had no secured borrowings outstanding while the balance was $1,469,000 at December 31, 2010. The balance in this category at December 31, 2010 represents the secured liability associated with the sale of two SBA loans in the fourth quarter of 2010. Based on existing accounting guidelines and sale structure of the transaction, the Bank was required to recognize a secured liability on the sale of the guaranteed portion of SBA loans until the redemption period expired. The redemption period term was 90 days. The Bank did not utilize discount window or FHLB advances during the third quarter of 2011.

RESULTS OF OPERATIONS

The Corporation reported net income of $109,000 applicable to common stock or $0.06 per share of common stock for the third quarter of 2011, an increase of $59,000 compared to the same period of 2010. This represents an annualized Return on Average Assets (“ROA”) before preferred dividends of 0.58% compared to a 0.35% ROA for the same period last year. The improved operating results are attributable to an increase in operating revenue and lower loan loss provision expense. Operating revenue consists of net interest margin and non-interest income. Net interest margin for the current period increased to 4.44% relative to the 4.32% reported for the quarter ended September 30, 2010. The improvement is a result of increased yields, improved asset mix and lower aggregate funding costs. During the third quarter of 2011, the Corporation generated $319,000 in non-interest income, an increase of $295,000 over the prior year. Non-interest income increased as the Corporation was successful in selling SBA loans at a gain and received broker fees for originating residential mortgages. Provision expense declined $151,000 during the current quarter relative to the same period of 2010, however total non-interest expenses increased $477,000 as the Corporation added personnel and made investments in new business opportunities.

The following table present trends in selected financial data for the five most recent quarters:

	Quarter Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Income Statement
Interest Income	$1,582	$1,565	$1,588	$1,554	$1,506
Interest Expense	301	314	329	327	337

Net Interest Income	1,281	1,251	1,259	1,226	1,170
Provision for loan loss	105	15	39	49	256
Non-interest income	319	280	325	37	24
Non-interest expense	1,317	1,207	1,083	1,046	840

Income (loss) before Income Taxes	177	309	462	169	98
Income tax expense	—	—	—	—	—

Net Income (Loss)	177	309	462	169	98
Dividend and accretion on preferred stock	68	48	48	48	48

Net Income (Loss) applicable to common	$109	$261	$414	$121	$50

Income (loss) per share - basic & diluted	$0.06	$0.15	$0.23	$0.07	$0.03

Performance Measurements
Net interest margin (tax equivalent)	4.44%	4.51%	4.49%	4.46%	4.41%
Return on average assets (annualized) (1)	0.58%	1.06%	1.62%	0.60%	0.35%
Return on average common equity (annualized) (1)	8.49%	15.39%	24.17%	8.89%	5.21%
Efficiency ratio	82.37%	78.80%	68.36%	82.78%	70.39%
Tier 1 Leverage Ratio (Bank only)	9.22%	8.54%	8.33%	8.15%	8.19%
Equity / Assets	10.47%	9.86%	9.79%	9.96%	9.80%
Total loans / Total deposits	92.3%	94.1%	93.9%	103.2%	94.3%
Book value per share	$4.65	$4.60	$4.44	$4.21	$4.16
Income (loss) per share - basic & diluted	$0.06	$0.15	$0.23	$0.07	$0.03
Shares outstanding	1,812,662	1,800,000	1,800,000	1,800,000	1,800,000

(1)	Amount is computed on net income before preferred dividends.

Net Interest Income

Net interest income for the three month period ended September 30, 2011 totaled $1,281,000, an increase of 9.5% compared to the same period in the prior year. The increase was a result of earning assets growth and a reduction in total funding costs. The earning asset growth was concentrated in loan volume, providing the largest benefit to interest income. Total average interest bearing deposit accounts increased $6,002,000 in the third quarter of 2011 over the third quarter of 2010 but total deposit related interest expenses decreased $36,000. The lower cost of funds was achieved by changes in pricing strategy to be more competitive in the local market and the decision by the Federal Reserve to maintain rates at historic lows.

The Corporation’s net interest margin increased 8 basis points to 4.44% for the period ended September 30, 2011 compared to 4.32% for the same period in 2010. Net interest spread, the difference between the yield on earning assets and cost of funds, also increased relative to the third quarter of 2010. The increase in both spread and margin is primarily the result of a reduction in deposit costs, despite lower yields on earning assets. Asset yields declined during the period due to a less profitable mix and a reduction in loan rates. The Corporation has been maintaining higher levels of liquidity given the weak loan environment and limited investment options. Total cost of funds for the third quarter of 2011 was 1.31% compared to 1.57% for the same period of 2010. This was accomplished as a result of the aggressive pricing strategy implemented by management.

The following table presents the Corporation’s consolidated average balances of interest-earning assets, interest-bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the periods ended September 30, 2011, and 2010 (000s omitted). Average loans are presented net of unearned income and the allowance for loan and lease losses. Interest on loans includes loan fees.

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Loans receivable	$101,577	$1,555	6.00%	$92,522	$1,461	6.43%
Securities available for sale	2,729	22	3.30%	4,410	35	3.19%
Federal funds sold	—	—	—%	127	—	0.00%
Interest-bearing balances with other financial institutions	10,238	5	0.19%	11,261	10	0.35%

Total interest-earning assets	114,544	1,582	5.41%	108,320	1,506	5.66%
Noninterest-earning assets:
Cash and due from banks	5,640			569
All other assets	1,342			1,202

Total Assets	$121,526			$110,091

Interest-bearing liabilities:
NOW accounts	$7,835	$8	0.38%	$7,442	$8	0.43%
Money market	10,495	11	0.43%	9,558	15	0.64%
Savings	18,493	26	0.56%	16,575	40	0.96%
Time deposits	54,694	256	1.86%	51,940	274	2.11%
Short-term borrowing	—	—	—%	—	—	—%

Total interest-bearing liabilities:	$91,517	$301	1.31%	$85,515	337	1.57%

Non-interest bearing demand deposits	16,997			13,467
All other liabilities	492			249

Total liabilities	109,006			99,231
Shareholders’ Equity	12,520			10,860

Total liabilities and shareholders’ equity	$121,526			$110,091

Net Interest Income		$1,281			$1,169

Net spread			4.11%			4.08%

Net Interest Margin (1)			4.44%			4.32%

(1)	Net interest earnings divided by average interest-earning assets.

Net Interest Income

Net interest income for the nine month period ended September 30, 2011 totaled $3,792,000, an increase of $607,000 compared to the same period in the prior year. The improvement in net interest income for the period presented is the result of an increase in the absolute dollar amount of earning assets and a reduction in total funding costs. The earnings asset increase was due principally to growth in loan balances, the highest yielding asset. Total deposit costs decreased $69,000 during the nine month period, despite an increase in average balances. The reduction in deposit costs was the result of the current interest rate environment and pricing strategy of management. The Corporation replaced maturing deposits with lower cost alternatives and reduced other product rates to be more competitive with the local market.

The Corporation’s net interest margin increased 29 basis points to 4.48% for the nine months ended September 30, 2011 compared to 4.19% for the same period in 2010, while spread increased 26 basis points over the same period. The increase in both spread and net interest margin was attributable to a decrease in the cost of funds. Total cost of funds for the nine month period ended September 30, 2011 was 1.39% compared to 1.64% for 2010. The decrease is a result of a reduction in rates on all products. Management implemented an aggressive pricing strategy in 2011 to lower aggregate funding costs. Asset yields improved to 5.52% during the nine month period despite lower loan yields.

The following table presents the Corporation’s consolidated average balances of interest-earning assets, interest-bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the periods ended September 30, 2011, and 2010 (000s omitted). Average loans are presented net of unearned income and the allowance for loan and lease losses. Interest on loans includes loan fees.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Loans receivable	$100,658	$4,645	6.09%	$87,680	$4,074	6.28%
Securities available for sale	3,005	75	3.32%	3,944	101	3.42%
Federal funds sold	13	—	0.00%	1,566	1	0.11%
Interest-bearing balances with other financial institutions	9,523	15	0.21%	9,794	21	0.29%

Total interest-earning assets	113,199	4,735	5.52%	102,984	4,198	5.50%
Noninterest-earning assets:
Cash and due from banks	3,698			710
All other assets	1,115			1,209

Total Assets	$118,012			$104,903

Interest-bearing liabilities:
NOW accounts	$7,989	$20	0.35%	$7,807	$29	0.49%
Money market	9,252	34	0.49%	9,117	45	0.65%
Savings	18,215	89	0.65%	14,990	123	1.10%
Time deposits	54,596	786	1.92%	50,551	816	2.15%
Short-term borrowing	460	15	4.22%	—	—	—%

Total interest-bearing liabilities:	$90,512	$944	1.39%	$82,465	1,013	1.64%

Non-interest bearing demand deposits	15,169			11,301
All other liabilities	603			352

Total liabilities	106,284			94,118
Shareholders’ Equity	11,728			10,785

Total liabilities and shareholders’ equity	$118,012			$104,903

Net Interest Income		$3,792			$3,185

Net spread			4.13%			3.87%

Net Interest Margin (1)			4.48%			4.19%

(1)	Net interest earnings divided by average interest-earning assets.

Provision for Loans Losses

The provision for loan losses was $105,000 and $256,000 for the three months ended September 30, 2011 and 2010, respectively. The decrease from the previous comparable period was due to the pace of portfolio loan growth. The Corporation recorded net charge offs totaling $108,000 during the three months ended September 30, 2011 while there were none in the same period in 2010.

The provision for loan losses was $159,000 and $545,000 for the nine months ended September 30, 2011 and 2010, respectively. The decrease from the prior period was the result of improved credit quality and less recorded charge-offs during the nine month period. The Corporation recorded net charge-offs totaling $108,000 and $295,000 during the nine months ended September 30, 2011 and 2010, respectively.

Non-Interest Income

Non-interest income was $319,000 and $24,000 for the three months ended September 30, 2011 and 2010, respectively. The increase in non-interest income was the result of new revenue from the sale of residential mortgages and premiums recognized on SBA loan sales. The Corporation established a mortgage lending operation in 2010, and generated additional income on loan sales during the quarter totaling $108,000. Additionally, the Corporation originates SBA loans for sale, and generated income of $186,151 during the period. Other income decreased by $1,000 from the same period in the prior year.

Non-interest income was $924,000 and $88,000 for the nine months ended September 30, 2011 and 2010, respectively. Total non-interest income increased as a result of mortgage related income and SBA loan sale revenue. Mortgage bank operations generated income of $167,000 for the nine month period ended September 30, 2011. Mortgage activity includes the sale of residential loans to the secondary market. The loans are sold at a premium and the Corporation does not retain servicing. SBA loans sales activity generated $687,000 in new revenue for the Corporation in 2011, while no sales were recorded in 2010.

The following table presents the Corporation’s non-interest income for the three and nine month periods ending September 30, 2011 and 2010:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011	September 30, 2010	Change	September 30, 2011	September 30, 2010	Change
Non-interest income
Service charge income	$15,208	$14,576	$632	$39,369	$36,654	$2,715
Mortgage banking activities	108,384	—	108,384	167,145	—	167,145
SBA loan sales	186,151	—	186,151	686,884	—	686,884
Other income	8,808	9,896	(1,088)	30,426	51,718	(21,292)

Total non-interest income	$318,551	$24,472	$294,079	$923,824	$88,372	$835,452

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2011 and 2010 was $1,317,000 and $840,000, respectively. Salaries and benefits comprise the largest percentage of non-interest expense, totaling $730,000 for the current quarter compared to $400,000 for the same period in 2010. The increase is the result of adding staff for the mortgage banking operation and hiring new personnel at the Bank to accommodate future growth. Occupancy and equipment expense totaled $201,000 for the three month period ended September 30, 2011 compared to $143,000 for the same period in 2010. The increase is a result of opening new lending production facilities for the mortgage unit and expanding the professional space for the main office. Data processing expenses of $57,000 for the quarter ended September 30, 2011 were nearly flat from the same period in 2010. Professional fees totaled $106,000 and $81,000 for the third quarter of 2011 and 2010, respectively. The category consists of audit, consulting, legal and director costs. The increase in expenses relative to the prior period are a result of engaging professionals to assist the Corporation in implementing strategic objectives, including SBA loan activity and the mortgage operation, additional costs associated with required audits and a new Director compensation plan. Directors are compensated with both cash and stock awards, with awards made from newly issued shares valued in equity by the stock price at the date of issuance. Loan origination expense totaled $37,000 for the quarter, relative to the $18,000 reported for the previous year. The increase in costs is directly attributable to the additional loan costs associated with the mortgage unit. Other expenses were $157,000 for the quarter ended September 30, 2011, an increase of $116,000 compared to the same period of 2010. The additional expenses are due to an increase in operating costs associated with adding new locations and growth of the organization.

Non-interest expense for the nine month period ended September 30, 2011 was $3,607,000 compared to $2,467,000 for the same period of 2010. The categories experiencing the largest increase were salaries and benefits, occupancy and equipment, professional fees and other expenses. Salaries and benefits totaled $1,955,000 for the year to date period ended September 30, 2011, an increase of $798,000 from the same period of 2010. The increase is a result of hiring new Bank personnel to generate business development activity and adding staff related to the mortgage operation. Total occupancy and equipment expense increased $88,000 during the period relative to the prior period due to the additional office space and new mortgage loan production offices. Professional fees were $363,000 and $248,000 for the nine month periods ended September 30, 2011 and 2010. The increase is attributable to cost associated with new required audits, engaging market professionals to assist the Corporation with SBA loan sales, expenses related to developing the mortgage operation and implementing a new compensation plan for Directors. Other expenses increased $60,000 during the first nine months of 2011, totaling $194,000 for the period. The increase is related to the growth of the organization, including printing, supplies, automobile expense and costs associated with an ORE property. Advertising experienced an increase for the nine month period relative to the prior year as the Bank focuses on business development opportunities.

The following table presents the Corporation’s non-interest expense for the three and nine month periods ending September 30, 2011 and 2010:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011	September 30, 2010	Change	September 30, 2011	September 30, 2010	Change
Non-interest expense
Salaries and employee benefits	$729,641	$400,185	$329,456	$1,955,026	$1,157,192	$797,834
Occupancy expense	145,294	109,796	35,498	388,979	330,271	58,708
Equipment expense	55,722	33,601	22,121	133,310	103,670	29,640
Advertising	29,276	24,727	4,549	110,019	76,967	33,052
Data processing	57,379	56,870	509	166,952	162,000	4,952
Professional fees	105,963	81,234	24,729	363,403	247,622	115,781
Loan origination expenses	37,223	18,346	18,877	86,273	58,601	27,672
Other expense	156,963	115,721	41,242	403,434	330,405	73,029

Total non-interest expense	$1,317,461	$840,480	$476,981	$3,607,396	$2,466,728	$1,140,668

Income Taxes

No income tax expense or benefit was recognized during the three month period ended September 30, 2011 or 2010 due to the tax loss carry-forward position of the Corporation. An income tax benefit may be booked in future periods when management believes that profitability will be expected for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT

The management team has responsibility for developing and recommending liquidity and risk management policies including but not limited to the determination of internal operating guidelines, contingency plans, change management and pricing to the Asset/Liability Committee (ALCO) of the Board of Directors. Management ensures that the liquidity of a bank allows it to provide funds to meet its cash flow needs, such as loan requests, outflows of deposits, other investment opportunities and general operating requirements, under multiple operating scenarios. While the current structure of the Corporation and the Bank are not complex, the objective in the management of liquidity and capital resources is to be able to take advantage of business opportunities that may arise. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. The Bank is also a member of the Federal Home Loan Bank of Indianapolis and has access to funding from the discount window at the Federal Reserve Bank of Chicago. The ALCO committee has also approved alternate funding sources to add flexibility. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have more than sufficient funds available to meet our future commitments. As of September 30, 2011, off balance sheet loan commitments totaled $27,292,000. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown, that only a small portion of the unused commitments will normally be drawn upon.

The following table presents loan commitments by time period as of September 30, 2011 (000s omitted):

		Amount of commitment expiration by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Commitments to grant loans	$12,475	$12,475	$—	$—	$—
Unfunded commitments under lines of credit	13,814	9,164	1,154	1,198	2,298
Commercial and standby letters of credit	1,003	1,003	—	—	—

Total commitments	$27,292	$22,642	$1,154	$1,198	$2,298

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

The largest sources of cash and cash equivalents for the Corporation for the three months ended September 30, 2011, as noted in the Consolidated Statement of Cash Flows, were primarily loan sales and deposit origination.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of September 30, 2011. Note 8 to the financial statements is hereby incorporated by reference. At September 30, 2011, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2011, we conducted an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of September 30, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Corporation’s internal controls over financial reporting during the period ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

This item is not applicable.

ITEM 4. [Reserved]

ITEM 5. OTHER INFORMATION.

This item is not applicable.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

Date: November 10, 2011	By:	/s/ ROBERT E. FARR
Robert E. Farr
Chief Executive Officer

Date: November 10, 2011	By:	/s/ THOMAS H. DORR
Thomas H. Dorr
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.

31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32.1	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350

101	Interactive Data File.