Form 10-K
period 2011-12-31
Birmingham Bloomfield Bancshares
filed 2012-03-30
CIK 1335792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-2 of the Exchange Act). (Check one:)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $5,850,000.

As of March 30, 2012, 1,812,662 shares of the common stock of the registrant were issued or outstanding.

Documents Incorporated by Reference:

Parts I and II – Portions of the Shareholder Report of the issuer for the year ended December 31, 2011.

Part III – Portions of the Proxy Statement of the issuer for its May 21, 2012 Annual Meeting.

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

PART I

ITEM 1. Business

Overview

Birmingham Bloomfield Bancshares, Inc. (the “Corporation”) was organized as a Michigan corporation on February 26, 2004 to serve as a bank holding company for the Bank of Birmingham (the “Bank”). The Corporation received approval from the Federal Reserve Bank of Chicago to become a bank holding company on May 17, 2006 upon the acquisition of 100% of the common stock of the Bank of Birmingham. The Corporation has no material business operations other than owning and managing the Bank and has no plans for other business operations in the foreseeable future. On April 8, 2005, the organizers of the Bank filed an application with the Michigan Office of Financial and Insurance Regulation (OFIR – previously known as the Michigan Office of Financial and Insurance Services or OFIS) to organize the Bank as a state bank and with the Federal Deposit Insurance Corporation (FDIC) for federal deposit insurance. The Bank received the regulatory approvals of the OFIR on October 21, 2005 and the FDIC on November 9, 2005. The Corporation commenced its initial public offering on November 15, 2005 to raise the capital required to capitalize the Bank of Birmingham. The Corporation continued raising capital until the closing of its offering on September 30, 2006. Early in the fourth quarter of 2006, the Corporation closed on the remaining portion of its equity offering of $4,011,700 bringing its total equity to $18,000,000.

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

Local economy. As a community bank, Bank of Birmingham is designed to serve the needs of the residents, small to medium-sized businesses and professionals within this county. Economic conditions have marginally improved in the region but challenges remain with the level of unemployment and housing sector. While Oakland county is not immune to these issues, the demographics of the Birmingham Bloomfield area somewhat lessen the impact.

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

Our target area, which while not being as economically challenged as the overall metropolitan area, is still experiencing downward pressure. Residents are increasingly more educated and more diversified in business and professional skills, but are finding employment opportunities increasingly limited. The current economic environment has provided challenges and opportunities. We believe there is a still opportunity for community bank to attract customers by providing specialized service for their unique banking needs.

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

According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2011, financial institutions in Oakland County, where the main office is located, held approximately $37.4 billion in total deposits. A significant portion of the deposits held in financial institutions in our primary banking market are attributable to branch offices of out-of-state banks. We believe that banks headquartered outside of our primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers. Through our local ownership and management, we believe that Bank of Birmingham is uniquely situated to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs. We believe that the Bank can compete effectively with larger and more established banks through an active business development plan and by offering local access, competitive products and services and more responsive customer service.

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

•

Highly visible site. The main office is highly visible and located in close proximity to major traffic arteries. The main office is located at 33583 Woodward Avenue, Birmingham, Michigan in an area that provides easy access to potential banking customers traveling in the Birmingham area. We believe that this site gives the Bank a highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area. We believe this enhances the Bank’s image as a strong competitor.

•

Individual customer focus. Bank of Birmingham focuses on providing individual service and attention to our target customers, which include local businesses, professionals and individuals. The Bank’s products and services are delivered personally though one full-service offices and supported by effective technical and non-technical service delivery systems. Clients will enjoy the convenience of on-site visits by the Bank’s business relationship managers and business consultation services.

•

Financial and information center. Bank of Birmingham serves as a financial and information center for the community, and will assemble and sponsor professionals to conduct seminars and workshops on a variety of subjects of interest to assist members of our community in developing or enhancing their personal and professional effectiveness.

Growth strategies. Because we believe that the growth and expansion of the Bank’s operations is a significant factor in our success, Bank of Birmingham has implemented the following growth strategies:

•

Capitalize on community orientation. We capitalize on the Bank’s position as an independent, locally-owned community bank to attract individuals, professionals and local business customers that may be underserved by larger banking institutions in our market area.

•	Emphasize local decision-making. The Bank emphasizes local decision-making by experienced bankers. This helps the Bank attract local businesses and service-minded customers.

•	Attract experienced lending officers. Bank of Birmingham has hired experienced, well-trained lending officers.

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

Lending services

Lending policy. The Bank offers a full range of lending products, including commercial loans to small-to medium-sized businesses, professionals, and consumer loans to individuals. The Bank understands that it competes for these loans with competitors who are well established in its primary market area and have greater resources and lending limits. As a result, Bank of Birmingham offers more flexible pricing and terms to attract borrowers. We feel a quick response to credit requests provides the Bank a competitive advantage.

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

Real estate loans. Bank of Birmingham offers commercial real estate loans, construction and development loans and residential real estate loans. The following is a description of each of the major categories of real estate loans that the Bank makes and the anticipated risks associated with each class of loan.

•

Commercial real estate. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable. The Bank generally will require personal guarantees from the principal owners of the property supported by a review by Bank management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•

Construction and development loans. Bank of Birmingham considers making owner-occupied construction loans with a pre-approved take-out loan. The Bank also considers construction and development loans on a pre-sold basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards. Speculative loans will be based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•

Residential real estate. The Bank’s residential real estate loans will consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. The Bank expects that any long-term fixed rate mortgages will be underwritten for resale to the secondary market. It offers primarily adjustable rate mortgages. The majority of fixed rate loans will be sold in the secondary mortgage market. All loans will be made in accordance with our appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance.

Commercial loans. Bank of Birmingham expects that loans for commercial purposes in various lines of businesses will be one of the larger components of the Bank’s loan portfolio. The target commercial loan market is small- to medium-sized businesses and the business professional market. The terms of these loans vary by purpose and by type of underlying collateral. The commercial loans will primarily be underwritten on the basis of the borrower’s ability to service the loan from income. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

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

Investments

In addition to loans, Bank of Birmingham makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The asset-liability management committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by its board of directors.

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

Employees

The Bank’s success depends, in part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. The Bank of Birmingham operates with thirty one full-time equivalent employees.

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

The following references to material statutes and regulations affecting the Corporation and the Bank are brief summaries and do not purport to be complete, and are qualified in their entirety by reference to such statues and regulations. Any change in applicable laws or regulations may have a material effect on the business of the Corporation and the Bank.

The Corporation

General. The Corporation, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Corporation is required to register with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with the Federal Deposit Insurance Act, as amended, (the “FDI Act”) and Federal Reserve policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Corporation might not do so absent such policy. Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve Bank of Chicago and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.

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

As a result of the Corporation’s issuance of senior non-cumulative perpetual preferred shares to the Secretary of the Treasury (the “Treasury”) pursuant to the Small Business Lending Fund (“SBLF”) (as described below), the Corporation is restricted in the payment of dividends on Common Stock if it fails to maintain certain capital levels. In addition, as long as the preferred shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such preferred shares, subject to certain limited exceptions.

Recent Developments. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to its authority under EESA, the Treasury created the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”) under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies. The Corporation elected to participate in the TARP CPP and on April 24, 2009 completed the sale to the Treasury of $1,635,000 of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Shares”) and a warrant to purchase Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Shares”). The Corporation issued and sold 1,635 Series A Preferred Shares, with a $1,000 per share liquidation preference, and a warrant to purchase 82 shares of the Series B Preferred Shares, with a $1,000 per share liquidation preference, at an exercise price of $0.01 per share (the “Warrant”). The Warrant was immediately exercised by the Treasury. On December 18, 2009, the Corporation completed the sale of 1,744 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series C (the “Series C Preferred Shares”) in exchange for $1,744,000 from the Treasury under the TARP CPP.

On September 27, 2010, the Small Business Jobs Act of 2010 was enacted into law. The law authorized the creation of the SBLF, a $30 billion capital investment program designed for community banks with less than $10 billion in assets to increase credit availability for small businesses. The Corporation elected to participate in the SBLF program and on July 28, 2011 issued $4,621,000 of Senior Non-cumulative Perpetual Preferred Stock, Series D (the Series D Preferred Stock”) to the Treasury pursuant to the Securities Purchase Agreement dated July 28, 2011 (the “Securities Purchase Agreement”). A portion of the proceeds from the sale of the Series D stock were used to redeem all of the outstanding Series A, B and C Preferred Shares and Warrants associated with the TARP CPP. The remaining proceeds were used to improve the capital position of the Bank and to increase credit availability for small business.

The Series D Preferred Stock pays non-cumulative dividends each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, is based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) by the Bank. The dividend rate for future dividend periods will be set based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh dividend period through year four and one-half. If the Series D Preferred Stock remains outstanding for more than four and one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series D Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series D Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and deals with a wide range of regulatory issues including, but not limited to: mandating new capital requirements that would require certain bank holding companies to be subject to the same capital requirements as their depository institutions; eliminating (with certain exceptions) trust preferred securities; codifying the Federal Reserve’s Source of Strength doctrine; creating a Bureau of Consumer Financial Protection (the “CFPB”) which will have the power to exercise broad regulatory, supervisory and enforcement authority concerning both existing and new consumer financial protection laws; permanently increasing federal deposit insurance protection to $250,000 per depositor; extending the unlimited coverage for qualifying non-interest bearing transactional accounts until December 31, 2012; increasing the ratio of reserves to deposits minimum to 1.35 percent; assessing premiums for deposit insurance coverage on average consolidated total assets less average tangible equity, rather than on a deposit base; authorizing the assessment of examination fees; establishing new standards and restrictions on the origination of mortgages; permitting financial institutions to pay interest on business checking accounts; limiting interchange fees payable on debit card transactions; and implementing requirements on boards, corporate governance and executive compensation for public companies. The act is categorized into 16 titles and requires regulators to create new and significant rules and regulations, conduct studies, and issue periodic reports. The rulemaking phase began shortly after enactment. Implementation is occurring in stages, and widespread and complex changes are expected. The Dodd-Frank Act contains more than 300 provisions that expressly indicate that rulemaking is either required or permitted. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Corporation’s and the Bank’s business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Corporation’s and the Bank’s results of operations, financial condition or liquidity.

In July 2011, the CFPB took over many of the consumer financial functions that had been assigned to the federal banking agencies and other designated agencies. The CFPB has broad rulemaking authority and there is considerable uncertainty as to how the CFPB actually will exercise its regulatory, supervisory, examination and enforcement authority.

The complete impact of the Dodd-Frank Act is unknown since many of the substantive requirements will be contained in the many rules and regulations to be implemented. However, the Dodd-Frank Act will have significant and immediate effects on banks and bank holding companies in many areas.

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

Business Activities. The Bank’s activities are governed primarily by Michigan’s Banking Code of 1999 (the “Banking Code”) and the FDI Act. The FDI Act, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties; mandates the establishment of a risk-based deposit insurance assessment system; and requires imposition of numerous additional safety and soundness operational standards and restrictions. The GLB Act, which amended the FDI Act, among other things, loosens the restrictions on affiliations between entities engaged in certain financial, securities, and insurance activities; imposes restrictions on the disclosure of consumers’ nonpublic personal information; and institutes certain reforms of the Federal Home Loan Bank System. The federal laws contain provisions affecting numerous aspects of the operation and regulation of federally insured banks and empower the FDIC, among other agencies, to promulgate regulations implementing their provisions.

Branching. Michigan chartered banks, such as the Bank, have the authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, subject to the receipt of all required regulatory approvals.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows the FDIC and other federal bank regulators to approve applications for mergers of banks across state lines without regard to whether such activity is contrary to state law. However, each state could determine if it would permit out of state banks to acquire only branches of a bank in that state or to establish de novo branches. As a result of the Dodd-Frank Act, interstate branching authority has been expanded. A state or national bank may open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open a branch.

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

Assessments and Fees. The Bank pays a supervisory fee to the OFIR of not less than $5,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations. As described below under “Deposit Insurance, “ the Bank also pays assessments to the FDIC for deposit insurance.

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

The Dodd-Frank Act requires the FDIC to establish minimum leverage and risk-based capital requirements to apply to insured depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

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

Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. The Dodd-Frank Act permanently raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. In addition, in November 2010, pursuant to the Dodd-Frank Act, the FDIC issued a final rule to provide temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010 through December 31, 2012, at no additional surcharge. The provision extended the FDIC’s Temporary Liquidity Guarantee Program that provided full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional assessment fee. This latter program expired on December 31, 2010.

Under the FDIC’s risk-based assessment regulations, there are four risk categories and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC. A bank’s initial assessment rate is based upon the risk category to which it is assigned. Adjustments may be made to a bank’s initial assessment rate based certain factors including levels of long-term unsecured debt, levels of secured liabilities above a threshold amount, and, for certain institutions, brokered deposit levels. Effective through March 31, 2011, initial assessment rates ranged from 12 to 45 basis points of assessable deposits. As required by the Dodd-Frank Act, in February 2011, the FDIC adopted a final rule that redefines its deposit insurance premium assessment base to be an insured depository institution’s average consolidated total assets minus average tangible equity capital, rather than deposits. In addition, the FDIC has revised its deposit insurance rate schedules as a consequence of the changes to the assessment base. The proposed rate schedule and other revisions became effective on April 1, 2011. Initial base assessment rates now range between 5 and 35 basis points of the new assessment base.

Due to a decrease in the reserve ratio of the deposit insurance fund, in October 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15%. However, the Dodd-Frank Act raised the minimum reserve ratio to 1.35% and removed the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The Dodd-Frank Act also requires that the reserve ratio reach 1.35% by September 30, 2020. Effective January 1, 2011, the FDIC set the long term reserve ratio at 2%.

On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment was collected on September 30, 2009, and the Bank paid an additional assessment of $37,853.

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

Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:

•	for transaction accounts totaling $11.5 million or less, a reserve of 0%; and

•

for transaction accounts in excess of $11.5 million up to and including $71.0 million, a reserve of 3%; and for transaction accounts totaling in excess of $71.0 million, a reserve requirement of $1.785 million plus 10% of that portion of the total transaction accounts greater than $71.0 million.

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.

ITEM 1A. Risk Factors.

This item is not required for smaller reporting companies.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

The Bank operates its main office located at 33583 Woodward Avenue, Birmingham, Michigan 48009, which is in the southeast corner of our primary service area. It has leased an 8,300 square foot facility for the main office. The building is located on the southwest corner of Woodward Avenue and Chapin Street. Woodward Avenue was the first official state highway in Michigan and is a heavily traveled, eight lane boulevard style roadway. The main office is located on the west side of the street, facing east. The main lobby may be accessed from the street or the rear of the building through the parking lot. This facility opened in August 2006.

The aggregate commitments under the lease is set forth in the notes to the audited financial statements included in this Form 10-K. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. Management believes that its facilities are adequate to meet the needs of the Corporation and Bank and that the properties are adequately covered by insurance.

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

ITEM 4. Reserved.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information shown under the caption “Stock Information” on page A-46 of the Shareholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

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

Recent Sales of Unregistered Securities

None.

ITEM 6. Selected Financial Data

The information under the caption “SELECTED FINANCIAL INFORMATION” of the Corporation’s 2011 Shareholder Report is incorporated herein by reference from Exhibit 13.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages A-29 to A-46 of the Shareholder Report filed as Exhibit 13 to this Form 10-K is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by the item number is not applicable to smaller reporting companies.

ITEM 8. Financial Statements and Supplemental Data.

The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Changes in Shareholders’ Equity (Deficit),” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” on pages A-1 through A-28 of the Shareholder Report filed as Exhibit 13 to this Form 10-K, as well as the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC, dated March 30, 2012, included in the Shareholder Report, are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures - As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2011, the Corporation carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

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

Management’s Annual Report on Internal Control over Financial Reporting - The management of Birmingham Bloomfield Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Birmingham Bloomfield Bancshares, Inc.’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Birmingham Bloomfield Bancshares, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2011, the Company’s internal control over financial reporting is effective, based on those criteria.

Changes in Internal Controls - There were no changes in the Corporation’s internal controls over financial reporting during the quarter ended December 31, 2011 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.

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

The following table shows the Company’s shareholder approved and non-shareholder approved equity compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders	180,000	$10.00	45,000
Equity compensation plans not approved by security holders (1)	184,000	$10.00	0

Total	364,000	$10.00	45,000

(1)	Organizers of the Company were granted warrants pursuant to the Company’s registration statement dated November 14, 2005.

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

ITEM 15. Exhibits and Financial Statement Schedules

Number	Description

3.1(i)	Articles of Incorporation are incorporated by reference from Exhibit 3.1 of the Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2011.

3.1(ii)	Certificate of Designations for the Series C Preferred Stock (incorporated by reference from Form 8-K filed on December 21, 2009).

3.1(iii)	Certificate of Designations for the Series D Preferred Stock (incorporated by reference from Form 8-K filed on August 1, 2011).

3.1(IV)	Certificate elimination the Certificates of Designations with respect to the Series A, Series B, Series C Fixed Rate, Cumulative Perpetual Preferred Stock (incorporated by reference from Form 8-K filed on August 3, 2011).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005).

4.1	Specimen common stock certificate (incorporated by reference from Exhibit 4.1 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005).

4.2	Form of Birmingham Bloomfield Bancshares, Inc. Organizers’ Warrant Agreement (incorporated by reference from Exhibit 4.2 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005).

10.1	Birmingham Bloomfield Bancshares, Inc. 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2007).

10.2	Lease Agreement dated January 28, 2005, by and between Irving I. Rosen Family Limited Partnership and Birmingham Bloomfield Bancshares, Inc. (incorporated by reference from Exhibit 10.10 of the Corporation’s Registration Statement on Form SB-2 dated September 6, 2005).

10.3	Form of Incentive Stock Option Agreement (incorporated by reference from Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007).

10.4	Letter Agreement dated April 24, 2009 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on April 30, 2009).

10.5	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K filed on April 30, 2009).

10.6	Form of Omnibus Amendment Agreement (incorporated by reference from Form 8-K filed on April 30, 2009).

10.7	Side Letter Agreement dated April 24, 2009 between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on April 30, 2009).

10.8	Executive Employment Agreement with Robert E. Farr (incorporated by reference from Form 8-K filed on May 21, 2009).

10.9	Executive Employment Agreement with Lance N. Krajacic, Jr. (incorporated by reference from Form 8-K filed on May 21, 2009).

10.10	Letter Agreement dated December 18, 2009 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on December 24, 2009).

10.11	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K filed on December 24, 2009).

10.12	Side Letter Agreement No. 1 dated December 18, 2009 between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on December 24, 2009).

10.13	Side Letter Agreement No. 2 dated December 18, 2009 between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on December 24, 2009).

10.14	Executive Employment Agreement with Thomas H. Dorr (incorporated by reference from Form 8-K filed on November 17, 2010).

10.15	Letter Agreement dated July 28, 2011 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on August 3, 2011).

11	Computation of Per Share Earnings is incorporated by reference from the Corporation’s 2011 Shareholder Report on Form 10-K

13	2011 Shareholder Report (except for portions of the 2011 Shareholder Report that are expressly incorporated by reference into this Annual Report of Form 10-K, the 2011 Shareholder Report shall not be deemed filed as apart hereof.)

14	Code of Ethics (incorporated by reference from Form 10-K filed on March 31, 2010)

21	List of Subsidiaries.

23	Consent of Plante & Moran, PLLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350

99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer

99.2	31 C.F.R. Section 30.15 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

Date: March 30, 2012	By:	/s/ Robert E. Farr

Robert E. Farr
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Harry Cendrowski	Director	March 30, 2012
Harry Cendrowski

/s/ Donald E. Copus	Director	March 30, 2012
Donald E. Copus

/s/ Joe A. Ahern	Director	March 30, 2012
Joe A. Ahern

/s/ Robert E. Farr	Director, President & Chief Executive Officer (Principal Executive Officer)	March 30, 2012
Robert E. Farr

/s/ Charles Kaye	Director	March 30, 2012
Charles Kaye

/s/ Lance N. Krajacic, Jr.	Director	March 30, 2012
Lance N. Krajacic, Jr.

/s/ Scott McCallum	Director	March 30, 2012
Scott McCallum

/s/ Daniel P. O’Donnell	Director	March 30, 2012
Daniel P. O’Donnell

/s/ Charles T. Pryde	Director	March 30, 2012
Charles T. Pryde

/s/ Walter G. Schwartz	Director	March 30, 2012
Walter F. Schwartz

/s/ Henry Spellman	Director	March 30, 2012
Henry Spellman

/s/ Bruce E. Nyberg	Director	March 30, 2012
Bruce E. Nyberg

/s/ John C. Hamaty	Director	March 30, 2012
John C. Hamaty

/s/ Barbara Rom	Director	March 30, 2012
Barbara Rom

/s/ Thomas J. Wagner	Director	March 30, 2012
Thomas J. Wagner

/s/ Thomas H. Dorr	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
Thomas H. Dorr

Exhibit Index

Number	Description

13	2011 Shareholder Report (except for portions of the 2011 Shareholder Report that are expressly incorporated by reference into this Annual Report of Form 10-K, the 2011 Shareholder Report shall not be deemed filed as a part hereof.)

21	List of Subsidiaries

23	Consent of Plante & Moran, PLLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the securities Exchange Act.

32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. section 1350

99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer

99.2	31 C.F.R. Section 30.15 Certification of Principal Financial Officer