Form 10-Q
period 2012-03-31
Birmingham Bloomfield Bancshares
filed 2012-05-04
CIK 1335792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s Common Stock as of May 4, 2012, was 1,812,662 shares.

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets
Cash and cash equivalents
Cash	$11,436,761	$4,693,585
Federal funds sold	—	—

Total cash and cash equivalents	11,436,761	4,693,585
Securities, available for sale (Note 2)	4,513,638	4,594,761
Federal home loan bank stock	169,900	169,900
Loans held for sale	199,479	2,484,829
Loans (Note 3)
Total portfolio loans	106,628,134	106,297,926
Less: allowance for loan losses	(1,594,350)	(1,574,350)

Net portfolio loans	105,033,784	104,723,576
Premises & equipment	1,350,946	1,395,187
Bank-owned Life Insurance	2,121,566	2,100,000
Interest receivable and other assets	3,837,097	4,235,623

Total assets	$128,663,171	$124,397,461

Liabilities and Shareholders’ Equity
Deposits (Note 4)
Non-interest bearing	$18,750,714	$19,662,283
Interest bearing	93,023,218	88,015,546

Total deposits	111,773,932	107,677,829
Interest payable and other liabilities	592,595	755,090

Total liabilities	112,366,527	108,432,919

Shareholders’ equity
Senior non-cumulative perpetual preferred stock series D
$1,000 liquidation value per share, 1%
Authorized, issued and outstanding – 4,621 shares	4,621,000	4,621,000
Common stock, no par value
Authorized – 4,500,000 shares
Issued and outstanding – 1,812,662 shares	17,066,618	17,066,618
Additional paid in capital	493,154	493,154
Accumulated deficit	(5,975,004)	(6,311,398)
Accumulated other comprehensive income	90,876	95,168

Total shareholders’ equity	16,296,644	15,964,542

Total liabilities and shareholders’ equity	$128,663,171	$124,397,461

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,
	2012	2011
Interest Income
Interest and fees on loans	$1,592,317	$1,555,809
Interest on securities	25,696	27,911
Interest on fed funds and bank balances	3,414	4,631

Total interest income	1,621,427	1,588,351

Interest Expense
Interest on deposits	227,557	314,055
Interest on fed funds and short-term borrowings	64	14,509

Total interest expense	227,621	328,564

Net Interest Income	1,393,806	1,259,787

Provision for Loan Losses	20,000	39,000

Net Interest Income After Provision for Loan Losses	1,373,806	1,220,787

Non-interest Income
Service charges on deposit accounts	18,798	11,572
Mortgage banking activities	162,828	11,439
SBA loan sales	121,791	291,294
Other Income	180,572	10,804

Total non-interest income	483,989	325,109

Non-interest Expense
Salaries and employee benefits	761,670	582,017
Occupancy expense	119,731	118,102
Equipment expense	49,152	35,400
Advertising and public relations	42,594	36,046
Data processing expense	59,002	49,013
Professional fees	117,034	111,524
Loan origination expense	69,012	26,369
Regulatory assessments	25,260	48,426
Other expenses	95,040	76,519

Total non-interest expense	1,338,495	1,083,416

Net Income Before Federal Income Tax	519,300	462,480
Federal income tax expense	171,353	—

Net Income	347,947	462,480

Dividend on senior preferred stock	11,553	44,083
Accretion of discount on preferred stock	—	4,100

Net Income Applicable to Common Shareholders	$336,394	$414,297

Basic and Diluted Income per Share	$0.19	$0.23
Average Shares Outstanding	1,812,662	1,800,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income applicable to common shareholders	$336,394	$414,297
Other comprehensive income (loss), net of applicable taxes
Change in value of investments available for sale	(4,292)	(737)

Comprehensive income	$332,102	$413,560

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31,
Total Shareholders’ Equity	2012	2011
Balance at beginning of period	$15,964,542	$10,985,525
Net income	347,947	462,480
Net change in unrealized gains on securities available for sale	(4,292)	(737)
Preferred dividends	(11,553)	(44,083)

Balance at end of period	$16,296,644	$11,403,185

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$347,947	$462,480
Provision for loan losses	20,000	39,000
Gain on sale of loans	(162,828)	(8,697)
Proceeds for sales of loans originated for sale	7,012,578	436,197
Loans originated for sale	(4,564,400)	(105,000)
Accretion of securities	1,486	(1,576)
Depreciation expense	54,696	43,669
Deferred income taxes	171,353	—
Net decrease (increase) in other assets	207,818	(24,137)
Net (decrease) in other liabilities	(162,495)	(99,863)

Net cash provided by operating activities	2,926,155	742,073

Cash flows from investing activities
Net change in portfolio loans	(330,208)	2,173,575
Purchase of securities	(1,001,000)	—
Proceeds from calls or maturities of securities	1,000,000	—
Principal payments on securities	74,134	50,189
Purchases of premises and equipment	(10,455)	(119,585)

Net cash (used in) provided by investing activities	(267,529)	2,104,179

Cash flows from financing activities
Increase in deposits	4,096,103	7,337,501
Net change in short term borrowings	—	(1,469,095)
Dividend on senior preferred stock	(11,553)	(44,083)

Net cash provided by financing activities	4,084,550	5,824,323

Increase in cash and cash equivalents	6,743,176	8,670,575

Cash and cash equivalents – beginning of period	4,693,585	5,366,304

Cash and cash equivalents – end of period	$11,436,761	$14,036,879

Supplemental Information:
Interest paid	$229,396	$642,745
Income tax paid	—	—
Loans transferred to other real estate	—	—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Statement Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the financial statements of Birmingham Bloomfield Bancshares, Inc. (the “Corporation”) and the notes thereto included in the Corporation’s annual report on Form 10-K for the year ended December 31, 2011.

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Changes in Significant Accounting Policies

Comprehensive Income - In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income”. This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements. This standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. This standard is effective for fiscal years and interim periods with those years beginning after December 15, 2011. The implementation of this standard will only change the presentation of comprehensive income; it will not have an impact on the Company’s financial position or results of operations. This guidance was adopted in the first quarter of 2012 with no impact to the financial statements.

Note 2 – Securities

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value
U. S. Government agency securities	$2,347	$10	$(7)	$2,350
Municipal securities	707	16	(3)	720
Mortgage backed securities	1,072	106	—	1,178
Corporate bonds	250	16	—	266

Sub-Total Available for Sale	$4,376	$148	$(10)	$4,514
FHLB Stock	170	—	—	170

Total Securities	$4,546	$148	$(10)	$4,684

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
U. S. Government agency securities	$2,347	$9	$(2)	$2,354
Municipal securities	709	16	(4)	721
Mortgage backed securities	1,145	113	—	1,258
Corporate bonds	250	12	—	262

Sub-Total Available for Sale	$4,451	$150	$(6)	$4,595
FHLB Stock	170	—	—	170

Total Securities	$4,621	$150	$(6)	$4,765

As of March 31, 2012 and December 31, 2011, all securities are classified as available for sale. Unrealized gains and losses within the investment portfolio are determined to be temporary. The Bank has performed an analysis of the portfolio for other than temporary impairment and concluded no losses are required to be recognized. Management has no specific intent to sell any securities and it is not more likely than not the Bank will be required to sell any securities before recovery of the cost basis. Management expects to collect all amounts due according to the contractual terms of the security. The unrealized losses reported in the Bank’s investment portfolio are the result of changes in interest rates and the Bank expects to recover the amortized cost of the investment. The Corporation had four individual securities with unrealized losses totaling $10,000 while there were three individual securities with gross unrealized losses totaling $6,000 at December 31, 2011.

At March 31, 2012 and December 31, 2011, securities with a market value of $3.5 million and $3.6 million, respectively, were pledged to the Federal Home Loan Bank of Indianapolis as collateral to access funding.

Federal Home Loan Bank stock is restricted and can only be sold back to the Federal Home Loan Bank. The carrying value of the stock approximates its fair value.

The amortized cost and estimated fair value of all securities at March 31, 2012, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000s omitted):

	Amortized cost	Estimated fair value
Due in one year or less	$1,000	$999
Due in one year through five years	3,160	3,268
Due in five years through ten years	216	247
Due after ten years	—	—

Total	$4,376	$4,514

Note 3 – Loans

A summary of the portfolio loan balances as of March 31, 2012 and December 31, 2011 is as follows (000s omitted):

	March 31,	December 31,
	2012	2011
Mortgage loans on real estate:
Residential 1 to 4 family	$6,394	$4,005
Multifamily	14,413	14,508
Commercial	49,972	50,426
Construction	2,967	2,541
Second mortgage	110	112
Equity lines of credit	10,468	11,119

Total mortgage loans on real estate	84,324	82,711
Commercial loans	21,456	22,512
Consumer installment loans	917	1,141

Total loans	106,697	106,364
Less: Allowance for loan losses	(1,594)	(1,574)
Net deferred loan fees	(69)	(66)

Net loans	$105,034	$104,724

Note 3 – Loans – Continued

An analysis of the allowance for loan losses for the year to date period ended March 31, 2012 and 2011 (000s omitted):

Three months ended March 31, 2012

		Home
Allowance for Loan Losses	Commercial	Equity	Residential	Consumer	Total
Beginning balance	$1,142	$416	$10	$6	$1,574
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	18	(9)	11	—	20

Ending balance	$1,160	$407	$21	$6	$1,594
Percent of principal balance	1.26%	4.44%	0.51%	0.56%	1.50%

Ending balance: individually evaluated for impairment	$115	$212	$—	$—	$327

Ending balance: collectively evaluated for impairment	$1,045	$195	$21	$6	$1,267

Portfolio Loans
Ending unpaid principal balance	$92,307	$9,162	$4,149	$1,079	$106,697

Ending unpaid principal balance: individually evaluated for impairment	$699	$590	$—	$—	$1,289

Ending unpaid principal balance: collectively evaluated for impairment	$91,608	$8,572	$4,149	$1,079	$105,408

Three months ended March 31, 2011

		Home
Allowance for Loan Losses	Commercial	Equity	Residential	Consumer	Total
Beginning balance	$1,070	$352	$14	$12	$1,448
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	43	(2)	—	(2)	39

Ending balance	$1,113	$350	$14	$10	$1,487
Percent of principal balance	1.29%	3.47%	1.22%	1.23%	1.51%

Ending balance: individually evaluated for impairment	$56	$212	$—	$—	$268

Ending balance: collectively evaluated for impairment	$1,057	$138	$14	$10	$1,219

Portfolio Loans
Ending unpaid principal balance	$86,233	$10,099	$1,145	$811	$98,288

Ending unpaid principal balance: individually evaluated for impairment	$699	$888	$—	$—	$1,587

Ending unpaid principal balance: collectively evaluated for impairment	$85,534	$9,211	$1,145	$811	$96,701

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

Loans risk-rated as special mention, are considered criticized loans, exhibiting some potential credit weakness that requires additional attention by management and are maintained on the internal watch list and monitored on a regular basis. Loans risk-rated as substandard or higher are considered classified loans exhibiting well-defined credit weakness and are recorded on the problem loan list and evaluated more frequently. The Bank’s credit administration function is designed to provide increased information on all types of loans to identify adverse credit risk characteristics in a timely manner. Total criticized and classified loans increased modestly to $13,901,000 at March 31, 2012 from $13,821,000 at December 31, 2011. The change was the result of an increase totaling $14,000 in special mention loans and a $66,000 increase in substandard accounts. The increase is isolated to commercial loans and a function of the conservative approach by credit administration. It is not a reflection of a deterioration in the portfolio. The Bank has no loans in non-accrual status. There were no loans that were risk rated doubtful or loss at March 31, 2012 or December 31, 2011. Management closely monitors each loan adversely criticized or classified and institutes appropriate measures to eliminate the basis of criticism.

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

An analysis of credit quality indicators at March 31, 2012 and December 31, 2011 follows (000s omitted):

March 31, 2012

Commercial Loans

Credit Quality	Commercial Real Estate	Commercial Term	Commercial LOC	Commercial Construction
1 – pass	$—	$—	$—	$—
2 – pass	169	84	—	—
3 – pass	15,111	5,023	4,123	327
4 – pass	41,881	8,586	3,368	683
5 – special mention	5,548	2,491	501	1,957
6 – substandard	1,422	553	480	—
7 - doubtful	—	—	—	—
8 - loss	—	—	—	—

	$64,131	$16,737	$8,472	$2,967

Consumer Loans

Credit Quality	Home Equity LOC	Residential Mortgage	Home Equity Term	Consumer Installment	Consumer LOC
Pass	$8,230	$4,039	$110	$415	$647
Special mention	342	—	—	17	—
Substandard	590	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

	$9,162	$4,039	$110	$432	$647

Note 3 – Loans - continued

December 31, 2011

Commercial Loans

Credit Quality	Commercial Real Estate	Commercial Term	Commercial LOC	Commercial Construction
1 – pass	$—	$—	$—	$—
2 – pass	217	89	—	—
3 – pass	16,023	3,793	4,644	—
4 – pass	41,184	8,754	5,248	683
5 – special mention	5,586	2,524	511	1,858
6 – substandard	1,426	598	365	—
7 - doubtful	—	—	—	—
8 - loss	—	—	—	—

	$64,436	$15,758	$10,768	$2,541

Consumer Loans

Credit Quality	Home Equity LOC	Residential Mortgage	Home Equity Term	Consumer Installment	Consumer LOC
Pass	$8,686	$1,828	$111	$583	$700
Special mention	343	—	—	20	—
Substandard	590	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

	$9,619	$1,828	$111	$603	$700

A loan is considered a troubled debt restructuring (“TDR”) if the Bank for economic or legal reasons related to the borrower’s financial condition grants a concession to the debtor that the Bank would not otherwise consider. TDRs represent loans where the original terms of the agreement have been modified to provide relief to the borrower and are individually evaluated for impairment. The Bank had one loan classified as a TDR at March 31, 2012 and December 31, 2011. The loan continues to perform according to the modified contractual terms.

Information regarding modified loans as of March 31, 2012 and December 31, 2011 (000s omitted):

March 31, 2012

Troubled Debt Restructuring	Number of Contracts	Pre- Modification Investment	Post- Modification Investment
Commercial Real Estate	1	$699	$699
Commercial Term	—	—	—
Commercial LOC	—	—	—
Construction	—	—	—
Home Equity	—	—	—
Residential Mortgage	—	—	—
Consumer	—	—	—

December 31, 2011

Troubled Debt Restructuring
Commercial Real Estate	1	$699	$699
Commercial Term	—	—	—
Commercial LOC	—	—	—
Construction	—	—	—
Home Equity	—	—	—
Residential Mortgage	—	—	—
Consumer	—	—	—

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

Information regarding impaired loans at March 31, 2012; December 31, 2011; and March 31, 2011 (000s omitted):

	Recorded Investment	Unpaid Principal	Allowance	Average Investment	Year to Date Interest Recognized
March 31, 2012

Impaired loans
Allowance recorded:
Commercial Real Estate	$699	$699	$115	$699	$14
Home Equity Line of Credit	$590	$590	$212	$590	$7

Total:
Commercial	$699	$699	$115	$699	$14
Home Equity	$590	$590	$212	$590	$7

December 31, 2011

Impaired loans
Allowance recorded:
Commercial Real Estate	$699	$699	$115	$699	$35
Home Equity Line of Credit	$590	$590	$211	$590	$29

Total:
Commercial	$699	$699	$115	$699	$35
Home Equity	$590	$590	$211	$590	$29

March 31, 2011

Impaired loans
No related allowance recorded:
Home Equity Line of Credit	$298	$298	$—	$298	$—
Allowance recorded:
Commercial Real Estate	$699	$699	$56	$675	$4
Home Equity Line of Credit	$590	$590	$212	$378	$7

Total:
Commercial	$699	$699	$56	$675	$4
Home Equity	$888	$888	$212	$676	$7

Note 3 – Loans - continued

As of March 31, 2012 loans totaling $2,000 were more than 30 days past due while at December 31, 2011 loans representing $4,000 were more than 30 days past due. There were no nonperforming loans, which represents non-accruing loans and loans past due 90 days or more and still accruing interest, at March 31, 2012 and December 31, 2011. Loans are placed in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Commercial loans are reported as being in non-accrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may remain on accrual status. However, if the loan is not brought current before becoming 120 days past due, the loan is reported as non-accrual. A non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, or is in the process of collection.

Information regarding past due loans at March 31, 2012 and December 31, 2011 follows (000s omitted):

March 31, 2012	Loans past due			Total Past Due		Total Loans	Non- Accrual	>90 days Accruing
	30 – 59	60 - 90	Over 90		Current
Commercial real estate	$—	$—	$—	$—	$64,131	$64,131	$—	$—
Commercial term	—	—	—	—	16,737	16,737	—	—
Commercial LOC	—	—	—	—	8,472	8,472	—	—
Construction	—	—	—	—	2,967	2,967	—	—
Home equity LOC	—	—	—	—	9,162	9,162	—	—
Residential mortgage	—	—	—	—	4,039	4,039	—	—
Home equity term	—	—	—	—	110	110	—	—
Consumer installment	2	—	—	2	430	432	—	—
Consumer LOC	—	—	—	—	647	647	—	—

	$2	$—	$—	$2	$106,695	$106,697	$—	$—

	Loans past due			Total Past Due		Total Loans	Non- Accrual	>90 days Accruing
December 31, 2011	30 –59	60 - 90	Over 90		Current
Commercial real estate	$—	$—	$—	$—	$64,436	$64,436	$—	$—
Commercial term	—	—	—	—	15,758	15,758	—	—
Commercial LOC	—	—	—	—	10,768	10,768	—	—
Construction	—	—	—	—	2,541	2,541	—	—
Home equity LOC	—	—	—	—	9,619	9,619	—	—
Residential mortgage	—	—	—	—	1,828	1,828	—	—
Home equity term	—	—	—	—	111	111	—	—
Consumer installment	4	—	—	4	599	603	—	—
Consumer LOC	—	—	—	—	700	700	—	—

	$4	$—	$—	$4	$106,360	$106,364	$—	$—

Note 4 – Deposits

Deposits are summarized as follows (000s omitted):

	March 31, 2012		December 31, 2011
	Balance	Percentage	Balance	Percentage
Noninterest bearing demand	$18,751	16.78%	$19,662	18.26%
NOW accounts	8,894	7.96%	8,040	7.47%
Money market	8,868	7.93%	6,622	6.15%
Savings	17,827	15.95%	18,188	16.89%
Time deposits under $100,000	10,773	9.64%	11,469	10.65%
Time deposits over $100,000	42,127	37.69%	43,697	40.58%
Brokered deposits	4,534	4.05%	—	0.00%

Total deposits	$111,774	100.0%	$107,678	100.0%

At March 31, 2012, the scheduled maturities of time and brokered deposits are as follows (000s omitted):

	<$100,000	>$100,000	Total
2012	$6,823	$15,284	$22,107
2013	2,119	18,083	20,202
2014	1,244	5,527	6,771
2015	124	4,187	4,311
2016	463	1,914	2,377
Thereafter	—	1,666	1,666

Total	$10,773	$46,661	$57,434

Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $11,239,688 and $10,457,902 at March 31, 2012 and December 31, 2011, respectively. Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the periods ended March 31, 2012 and December 31, 2011 are shown below.

	March 31, 2012	December 31, 2011
Balance, beginning of period	$123,820	$—
Amount capitalized	24,066	129,783
Amount amortized	2,717	5,963

Balance, end of period	$145,169	$123,820

Note 6 – Leases and Commitments

The Corporation has entered into a lease agreement for its main office facility. Payments began in February 2005 and the initial term of the lease expires in October 2015. In October 2007, the Corporation exercised its first renewal option on the property which expires in October 2025. The main office lease has one additional ten year renewal option. In March 2011, a new one year lease was signed for additional office space in the building adjacent to the main office. During the first quarter of 2012, the Corporation renewed the lease for an additional three year period.

Rent expense under these agreements was $67,000 and $64,000 for the three month period ended March 31, 2012 and 2011, respectively.

The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

2012	$202,466
2013	274,378
2014	279,190
2015	257,566
2016	253,721
Thereafter	2,473,080

Total	$3,740,401

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

Securities-Fair values of securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or other observable inputs.

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

The carrying values and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011, are as follows (in thousands):

	March 31, 2012		December 31, 2011
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$11,437	$11,437	$4,694	$4,694
Securities available for sale	4,684	4,684	4,764	4,764
Net portfolio loans	105,034	105,483	104,724	104,638
Loans held for sale	199	199	2,485	2,485
Accrued interest receivable	477	477	450	450
Financial liabilities:
Deposits	111,774	112,020	107,678	107,987
Accrued interest payable	59	59	61	61

Note 8 – Fair Value Accounting

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the valuation hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011 (000s omitted):

	Level 1	Level 2	Level 3	Fair Value
March 31, 2012

U.S. government agency	$—	$2,350	$—	$2,350
Municipal securities	—	720	—	720
Mortgage backed securities	—	1,178	—	1,178
Corporate bonds	—	266	—	266

Securities available for sale	$—	$4,514	$—	$4,514

December 31, 2011

U.S. government agency	$—	$2,354	$—	$2,354
Municipal securities	—	721	—	721
Mortgage backed securities	—	1,258	—	1,258
Corporate bonds	—	262	—	262

Securities available for sale	$—	$4,595	$—	$4,595

Note 8 – Fair Value Accounting – continued

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non-recurring basis and the level within the valuation hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

	Balance	Level 1	Level 2	Level 3	Losses
March 31, 2012

Impaired Loans	$1,289	$—	$—	$1,289	$—
ORE	$—	$—	$—	$—	$—
December 31, 2011

Impaired Loans	$1,289	$—	$—	$1,289	$—
ORE	$298	$—	$—	$298	$—

Note 9– Minimum Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was classified as well-capitalized as of March 31, 2012. For the period ended March 31, 2012, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.

The Bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 are presented in the following table (000s omitted):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012

Total risk-based capital
(to risk weighted assets)
Bank of Birmingham	$14,164	11.4%	$9,902	8.0%	12,377	10.0%

Tier I capital
(to risk weighted assets)
Bank of Birmingham	$12,616	10.2%	$4,951	4.0%	$7,426	6.0%

Tier I capital
(to average assets)
Bank of Birmingham	$12,616	10.1%	$4,983	4.0%	$6,229	5.0%

As of December 31, 2011

Total risk-based capital
(to risk weighted assets)
Bank of Birmingham	$13,504	12.0%	$9,026	8.0%	$11,283	10.0%

Tier I capital
(to risk weighted assets)
Bank of Birmingham	$12,091	10.7%	$4,513	4.0%	$6,770	6.0%

Tier I capital
(to average assets)
Bank of Birmingham	$12,091	9.9%	$4,866	4.0%	$6,083	5.0%

Note 10 – Shareholders’ Equity

On July 28, 2011, the Corporation fully redeemed from the United States Treasury all of the Preferred Shares associated with the Capital Purchase Program for $3,461,000. The redemption was funded by proceeds from the issuance of Preferred Shares to the U.S. Treasury under the Small Business Lending Fund totaling $4,621,000. As a result of the transaction, the Corporation recorded $46,000 in accelerated accretion on the remaining discount of the Capital Purchase Program Preferred stock during the third quarter of 2011, reducing the amount available to common shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for additional preferred stock discussion.

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

FINANCIAL CONDITION

The Corporation reported net income applicable to common shareholders of $336,000 or $0.19 per common share for the period ended March 31, 2012 compared to net income of $414,000 of $0.23 per common share for the first quarter of 2011. The results for 2012 include the impact of recognizing tax expense not previously required. Excluding the effect of income tax expense of $171,000 recognized during the period, pre-tax net income before preferred dividends was $519,300, an increase of 12.3% from the first quarter of 2011. The improved performance was the result of higher margins, an increase in non-interest income and a reduction in provision expense. This generated a pre-tax, pre-provision return on average assets of 1.71%

Total assets as of March 31, 2012 were $128,663,000, an increase $4,266,000 from December 31, 2011 and 10.4% from the first quarter of 2011. The growth was primarily the result of an increase in loan and deposit balances. The Company continues to focus on providing a broad range of product and services to attract new customers and expand existing relationships.

Cash and Cash Equivalents

Cash and cash equivalents increased $6,743,000 to $11,437,000 at March 31, 2012. The increase was primarily the result of deposit growth combined with proceeds from loan sales and maturities.

Investments

Total investments decreased $81,000 to $4,514,000 during the three month period ended March 31, 2012. The net reduction is the result of principal payments received on mortgage backed securities. The Corporation purchased a $1.0 million investment during the quarter with the proceeds from a called security. The activity had no net impact on the total balance of the portfolio. The Corporation did not hold any held-to-maturity securities as of March 31, 2012 or December 31, 2011. The makeup of the Corporation’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Corporation.

Management believes that the unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summaries the portfolio by type at March 31, 2012 and December 31, 2011 (000s omitted):

	March 31,		December 31,
	2012		2011		Change
U.S. Government agency securities	$2,350	52.0%	$2,354	51.2%	$(4)
Municipal securities	720	16.0%	721	15.7%	(1)
Mortgage backed securities	1,178	26.1%	1,258	27.4%	(80)
Corporate bonds	266	5.9%	262	5.7%	4

Total securities	$4,514	100.0%	4,595	100.0%	$(81)

Loans, Credit Quality and Allowance for Loan Losses

The following table summarizes the mix of the Corporation’s portfolio loans at March 31, 2012 and December 31, 2011 (000s omitted):

	March 31, 2012	December 31, 2011	Change
Real estate mortgage	$81,357	$80,170	$1,187
Construction	2,967	2,541	426
Commercial and industrial	21,456	22,512	(1,056)
Consumer installment	917	1,141	(224)
Deferred loan fees and costs	(69)	(66)	(3)

Total loans	$106,628	$106,298	$330

Total portfolio loans increased modestly during the first quarter of 2012 to $106,628,000. The growth during the quarter was concentrated in Real Estate Mortgage and Construction loans. The increase was due to focused business development efforts in generating new loan activity and expanding existing relationships. The other loan categories experienced declines as result of scheduled amortization of the portfolio, maturities and principal reduction payments.

The allowance for loan losses increased $20,000 to $1,594,000, representing 1.50% of total loans at March 31, 2012. The increase was a direct result of new loan growth. There were no charge-offs or recoveries recorded for the three months ended March 31, 2012 and 2011 and the Corporation did not have any nonperforming loans outstanding during both periods presented.

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

Premises and Equipment

Premises and equipment was $1,351,000 as of March 31, 2012 down from $1,395,000 as of December 31, 2011. The Corporation expects to support further growth of business lines with investments in operating facilities and technology.

Deposits and Short-term Financing

Total deposits increased 3.8% during the first quarter of 2012 totaling $111,774,000 as the Corporation continues to grow the organization and fund new loan activity. The categories experiencing the largest increase were Brokered deposits, Money Market and NOW accounts. Brokered deposits are a new source of funding for the Corporation and are generated using a third party. This funding increased $4,534,000 and was used to manage interest rate risk and replace maturing time deposits. Money Market and NOW accounts increased $2,246,000 and $854,000, respectively during the three months ended March 31, 2012 as the Corporation expands existing relationship and attracts new customers. The category experiencing the largest decline during the period was Time deposits as the Corporation reduced participation in an on-line marketing service to acquire wholesale CD’s and replaced maturing CD’s with Brokered deposits. This was an intentional strategy by management to extend the maturity duration of the portfolio in a more cost effective manner utilizing the brokered market.

	As of March 31, 2012		As of December 31, 2011
	Balance	Percentage	Balance	Percentage
Non-interest bearing demand	$18,751	16.78%	$19,662	18.26%
NOW accounts	8,894	7.96%	8,040	7.47%
Money market	8,868	7.93%	6,622	6.15%
Savings	17,827	15.95%	18,188	16.89%
Time deposits < $100,000	10,773	9.64%	11,469	10.65%
Time deposits >$100,000	42,127	37.69%	43,697	40.58%
Brokered deposits	4,534	4.05%	—	0.00%

Total deposits	$111,774	100.00%	$107,678	100.00%

At March 31, 2012 and December 31, 2011, the Bank had no secured borrowings outstanding. The Bank did not utilize discount window during the first quarter of 2012. The Bank did utilize its line of credit from the FHBLI during the first quarter for short term financing. However, there were no FHLBI borrowings outstanding at March 31, 2012.

RESULTS OF OPERATIONS

The Corporation reported net income applicable to common shareholders of $336,000 for the first quarter of 2012 compared to $414,000 for the same period of 2011. The reduction in earnings is directly related to the recognition of income tax expense totaling $171,000 during the period. This is the first quarter the Corporation was required to realize an income tax liability. Refer to the income tax section for further discussion. Excluding the impact of income taxes, net income before preferred dividends was $519,000 for the period ended March 31, 2012, a 12.3% increase from the first quarter of 2011. The increase in pre-tax earnings was the result of improved margins, increased revenue and lower provision expense. Net interest margin for the current period was 4.80% compared to 4.49% for the first quarter of 2011. This was achieved by improving the asset mix of the balance sheet and reducing total funding costs. The corporation also increased total revenue during the period by generating additional non-interest income. Total non-interest income for the three month period ended March 31, 2012 was $484,000, an increase of $159,000 from the same period of 2011. The majority of the revenue was generated from SBA loan sales, mortgage banking activities and the gain on sale of a foreclosed property. Provision expense totaled $20,000 during the period, a decrease of $19,000 from the first quarter of 2011. The reduction is directly related to the quality of the portfolio. Total non-interest expense for the first quarter of 2012 was $1,339,000, an increase of $255,000 from the same period in 2011. The additional costs are the associated with the increased volume from residential mortgage activity, adding new personnel to facilitate growth, expanding services and dedicating resources to improving franchise recognition in our primary markets.

The following table present trends in selected financial data for the five most recent quarters:

	Quarter Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Income Statement
Interest income	$1,622	$1,630	$1,582	$1,565	$1,588
Interest expense	228	280	301	314	329

Net interest income	1,394	1,350	1,281	1,251	1,259
Provision for loan losses	20	75	105	15	39
Non-interest income	484	309	319	280	325
Non-interest expense	1,339	1,484	1,317	1,207	1,083

Income before income taxes	519	100	177	309	462
Income tax expense (benefit)	171	(2,885)	—	—	—

Net income	348	2,985	177	309	462
Effective dividend on preferred stock	12	20	68	48	48

Net income applicable to common shareholders	336	2,965	109	261	414

Basic and diluted income per share	$0.19	$1.64	$0.06	$0.15	$0.23

Performance Measurements
Net interest margin (tax equivalent)	4.80%	4.61%	4.44%	4.51%	4.49%
Return on average assets (1)	1.11%	9.60%	0.58%	1.06%	1.62%
Return on average assets (2)	1.71%	0.56%	0.92%	1.11%	1.76%
Return on average common equity (1)	12.08%	132.13%	8.50%	15.39%	24.17%
Return on average common equity (2)	18.72%	7.77%	13.54%	16.13%	26.21%
Efficiency ratio	71.3%	89.43%	82.37%	78.80%	68.36%
Tier 1 Leverage Ratio (Bank only)	10.13%	9.94%	9.22%	8.54%	8.33%
Equity / Assets	12.67%	12.83%	10.47%	9.86%	9.79%
Total loans / Total deposits	95.4%	98.7%	92.3%	94.1%	93.9%
Book value per share	$6.44	$6.26	$4.65	$4.60	$4.44
Income per share—basic & diluted	$0.19	$1.64	$0.06	$0.15	$0.23
Shares outstanding	1,812,662	1,812,662	1,812,662	1,800,000	1,800,000

(1)	Amount is computed on net income before preferred dividends (annualized).
(2)	Amount is computed on pre-tax, pre-provision earnings before preferred dividends (annualized).

Net Interest Income

Net interest income for the three month period ended March 31, 2012 totaled $1,394,000, an increase of 10.6% compared to the same period of the prior year. The increase was a result of earning assets growth and a reduction in total funding costs. The earning asset growth was concentrated in loan volume, providing the largest benefit to interest income. Total average interest bearing deposit accounts increased $275,000 in the first quarter of 2012 relative to the first quarter of 2011 but total deposit related interest expenses decreased $101,000. The lower cost of funds was achieved by changes in pricing strategy and improved mix of the portfolio.

The Corporation’s net interest margin increased 31 basis points to 4.80% for the period ended March 31, 2012 compared to 4.49% for the same period in 2011. Net interest spread, the difference between the yield on earning assets and cost of funds, also increased relative to the first quarter of 2011. The increase in both spread and margin is the result of an improved mix and a reduction in deposit costs. Asset yields declined during the period due to a reduction in loan and investment rates but a more favorable mix mitigated the impact. Total cost of funds for the first quarter of 2012 was 1.02% compared to 1.48% for the same period of 2011. This was accomplished as a result of an effective pricing strategy implemented by management and access to other funding options.

The following table presents the Corporation’s consolidated average balances of interest-earning assets, interest-bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the periods ended March 31, 2012, and 2011 (000s omitted). Average loans are presented net of unearned income and the allowance for loan and lease losses. Interest on loans includes loan fees.

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Loans receivable	$103,873	$1,592	5.98%	$100,976	$1,556	6.17%
Securities available for sale	4,684	26	2.30%	3,389	28	3.41%
Federal funds sold	—	—	—%	40	—	0.13%
Interest-bearing balances with other financial institutions	6,906	3	0.20%	9,529	4	0.20%

Total interest-earning assets	115,463	1,621	5.50%	113,934	1,588	5.59%
Noninterest-earning assets:
Cash and due from banks	3,818			643
All other assets	7,218			858

Total Assets	$126,499			$115,435

Interest-bearing liabilities:
NOW accounts	$8,382	$7	0.37%	$8,274	$6	0.31%
Money market	7,923	7	0.40%	8,231	11	0.55%
Savings	17,894	25	0.55%	17,670	31	0.72%
Time deposits	52,877	179	1.36%	54,191	265	1.96%
Brokered deposits	2,896	9	1.22%	—	—	—%
Short-term borrowing	63	—	0.41%	1,394	15	4.22%

Total interest-bearing liabilities:	$90,035	$227	1.02%	$89,760	328	1.48%

Non-interest bearing demand deposits	19,558			13,844
All other liabilities	700			691

Total liabilities	110,283			104,295
Shareholders’ Equity	16,206			11,140

Total liabilities and shareholders’ equity	$126,499			$115,435

Net Interest Income		$1,394			$1,260

Net spread			4.48%			4.11%

Net Interest Margin(1)			4.80%			4.49%

(1)	Net interest earnings divided by average interest-earning assets.

Provision for Loans Losses

The provision for loan losses was $20,000 and $39,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease from the previous comparable period was due to the pace of loan growth and overall credit quality of the portfolio. The Corporation recorded no charge offs or recoveries during the periods ended March 31, 2012 and March 31, 2011.

Non-Interest Income

Non-interest income was $484,000 and $325,000 for the three months ended March 31, 2012 and 2011, respectively. The increase in non-interest income was the result of additional revenue from the sale of residential mortgages and additional other income. For the three months ended March 31, 2012 and 2011, other income increased by $170,000 as a result of the gain on sale of a foreclosed property and income from bank-owned life insurance. The gain on sale of SBA loans declined during the period compared to the 1st quarter of 2011 due to lower loan volumes.

The following table presents the Corporation’s non-interest income for the three month periods ending March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,	March 31,
Non-interest income	2012	2011	Change
Service charge income	$18,798	$11,572	$7,226
Mortgage banking activities	162,828	11,439	151,389
SBA loan sales	121,791	291,294	(169,503)
Other income	180,572	10,804	169,768

Total non-interest income	$483,989	$325,109	$158,880

Non-Interest Expense

Non-interest expense for the period ended March 31, 2012 was $1,338,000, an increase of $255,000 from the first quarter of 2011. This was the result of additional expenses associated with new employees, increased activity from mortgage banking activities and growth of the organization. The largest component of non-interest expense is Salaries and Benefits, totaling $762,000 for the current period compared $482,000 for the three months ended March 31, 2011. The increase in total compensation is a result of adding new employees to accommodate future growth and an increase in commissions for originators associated with residential mortgage activity. Occupancy, Equipment and Data Processing expenses all increased relative to the same period of the prior year as the bank invested in facilities and system applications to improve services. The Corporation continues to dedicate resources to business marketing efforts to improve franchise recognition; this is reflected in the increase in Advertising costs reported during the period relative to the prior year. Loan origination expense was $69,000 for the period, an increase of $43,000. This additional cost is directly related to an increase in loan volume from mortgage banking. Regulatory assessments declined $23,000 for the three month period ended March 31, 2012 due to a reduction in insurance rates and change in the assessment base. Other expenses totaled $95,000 for the first quarter of 2012, an increase of $19,000 compared to the same period of 2011. The additional costs are a reflection of the increase in operating costs associated with the growth of the institution and expansion of product services.

The following table presents the Corporation’s non-interest expense for the three month periods ending March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,	March 31,
Non-interest expense	2012	2011	Change
Salaries and employee benefits	$761,670	$582,017	$179,653
Occupancy expense	119,731	118,102	1,629
Equipment expense	49,152	35,400	13,752
Advertising	42,594	36,046	6,548
Data processing	59,002	49,013	9,989
Professional fees	117,034	111,524	5,510
Loan origination expenses	69,012	26,369	42,643
Regulatory assessments	25,260	48,426	(23,166)
Other expense	95,040	76,519	18,521

Total non-interest expense	$1,338,495	$1,083,416	$255,079

Income Taxes

The Corporation recorded federal income tax expense of $171,000 for the three month period ended March 31, 2012. A tax liability of $166,000 was realized for the first quarter of 2011 with a corresponding reduction in the Deferred Tax Asset valuation reserve resulting in no income tax expense being reported for the first quarter of March 31, 2011.

The deferred tax asset “DTA” balance represents the aggregate tax effect of all deductible temporary differences and operating loss carry-forwards. DTA’s are recorded when an event generating a tax benefit has been recognized in the financial statements and is measured using the applicable tax rate. When it is more likely than not a portion or all of the DTA will not be realized a valuation reserve is required. The objective of the reserve is to reduce the DTA balance to an amount that is likely to be recognized. The requirement for a valuation reserve on a “DTA” is based on an analysis of all existing evidence, both positive and negative.

Since inception, the Corporation established a reserve on the full amount of the outstanding DTA balance. The reserve was maintained based on the Corporation’s cumulative losses and concern regarding the ability of the organization to realize the full benefit of the asset. In December 2011, as a result of improved earnings, positive performance trends and financial projections demonstrating sustainable profitability, management determined there was sufficient evidence the Corporation would be able to recognize the full benefit of the entire DTA balance and eliminated the valuation reserve of $2,884,000. The Corporation’s deferred tax asset (“DTA”) is included in other assets on the balance sheet. During the first quarter of 2012, management performed an evaluation of the ability of the Corporation to utilize the benefit of the DTA balance and determined no reserve was required. As of March 31, 2011, the Corporation had a valuation reserve for the entire balance of the DTA balance.

The Corporation has net operating loss carry-forwards of approximately $4,940,000 that are available to reduce future taxable income. The carry-forwards begin to expire twenty years from date of origination.

LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT

The management team has responsibility for developing and recommending liquidity and risk management policies including but not limited to the determination of internal operating guidelines, contingency plans, change management and pricing to the Asset/Liability Committee (ALCO) of the Board of Directors. Management ensures that the liquidity of a bank allows it to provide funds to meet its cash flow needs, such as loan requests, outflows of deposits, other investment opportunities and general operating requirements, under multiple operating scenarios. While the current structure of the Corporation and the Bank are not complex, the objective in the management of liquidity and capital resources is to be able to take advantage of business opportunities that may arise. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. The Bank is also a member of the Federal Home Loan Bank of Indianapolis and has access to funding from the discount window at the Federal Reserve Bank of Chicago. The ALCO committee has also approved alternate funding sources to add flexibility. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have more than sufficient funds available to meet our future commitments. As of March 31, 2012, off balance sheet loan commitments totaled $39,008,000. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown, that only a small portion of the unused commitments will normally be drawn upon.

The following table presents loan commitments by time period as of March 31, 2012 (000s omitted):

		Amount of commitment expiration by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Commitments to grant loans	$20,263	$20,263	$—	$—	$—
Unfunded commitments under lines of credit	18,142	12,163	2,487	1,106	2,386
Commercial and standby letters of credit	603	603	—	—	—

Total commitments	$39,008	$33,029	$2,487	$1,106	$2,386

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

The largest sources of cash and cash equivalents for the Corporation for the three months ended March 31, 2012, as noted in the Consolidated Statement of Cash Flows, were primarily loan sales and deposit origination.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of March 31, 2012. Note 8 to the financial statements is hereby incorporated by reference. At March 31, 2012, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.

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

The Corporation has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2011, which information can be located in the Corporation’s annual report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2012, we conducted an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of March 31, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Corporation’s internal controls over financial reporting during the period ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

Date: May 4, 2012	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: May 4, 2012	By:	/s/ Thomas H. Dorr
Thomas H. Dorr
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.

31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32.1	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350

101	Interactive Data File.