Form 10-Q
period 2012-06-30
Birmingham Bloomfield Bancshares
filed 2012-08-09
CIK 1335792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s Common Stock as of August 9, 2012, was 1,824,662 shares.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited) June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents
Cash	$17,114,837	$4,693,585
Federal funds sold	—	—

Total cash and cash equivalents	17,114,837	4,693,585
Securities, available for sale (Note 2)	3,932,096	4,594,761
Federal home loan bank stock	218,100	169,900
Loans held for sale	—	2,484,829
Loans (Note 3)
Total portfolio loans	113,074,270	106,297,926
Less: allowance for loan losses	(1,644,350)	(1,574,350)

Net portfolio loans	111,429,920	104,723,576
Premises & equipment	1,327,169	1,395,187
Bank-owned Life Insurance	2,141,791	2,100,000
Interest receivable and other assets	3,687,380	4,235,623

Total assets	$139,851,293	$124,397,461

Liabilities and Shareholders’ Equity
Deposits (Note 4)
Non-interest bearing	$20,714,602	$19,662,283
Interest bearing	101,935,329	88,015,546

Total deposits	122,649,931	107,677,829
Interest payable and other liabilities	655,566	755,090

Total liabilities	123,305,497	$108,432,919

Shareholders’ equity (Note 10)
Senior non-cumulative perpetual preferred stock series D
$1,000 liquidation value per share, 1%
Authorized, issued and outstanding – 4,621 shares	4,621,000	4,621,000
Common stock, no par value
Authorized – 4,500,000 shares
Issued and outstanding – 1,824,662 and 1,812,662 shares, respectively	17,105,618	17,066,618
Additional paid in capital	493,154	493,154
Accumulated deficit	(5,767,185)	(6,311,398)
Accumulated other comprehensive income	93,209	95,168

Total shareholders’ equity	16,545,796	15,964,542

Total liabilities and shareholders’ equity	$139,851,293	$124,397,461

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$1,690,514	$1,534,244	$3,282,831	$3,090,053
Interest on securities	25,252	24,811	50,948	52,722
Interest on fed funds and bank balances	3,176	5,733	6,590	10,364

Total interest income	1,718,942	1,564,788	3,340,369	3,153,139

Interest Expense
Interest on deposits	223,390	313,877	450,947	627,932
Interest on fed funds and short-term borrowings	—	—	64	14,509

Total interest expense	223,390	313,877	451,011	642,441

Net Interest Income	1,495,552	1,250,911	2,889,358	2,510,698

Provision for Loan Losses	50,000	15,000	70,000	54,000

Net Interest Income After Provision for Loan Losses	1,445,552	1,235,911	2,819,358	2,456,698

Non-interest Income
Service charges on deposit accounts	20,499	12,589	39,297	24,161
Mortgage banking activities	34,039	47,322	196,867	58,761
SBA loan sales	26,958	209,439	148,749	500,733
Other Income	30,130	10,814	210,702	21,618

Total non-interest income	111,626	280,164	595,615	605,273

Non-interest Expense
Salaries and employee benefits	640,169	643,368	1,401,839	1,225,385
Occupancy expense	114,936	125,583	234,667	243,685
Equipment expense	51,127	42,188	100,279	77,588
Advertising and public relations	47,874	44,697	90,468	80,743
Data processing expense	58,039	60,560	117,041	109,573
Professional fees	159,267	145,916	276,301	257,440
Loan origination expense	38,044	22,681	107,056	49,050
Regulatory assessments	23,715	33,901	48,975	82,327
Other expenses	83,059	87,625	178,099	164,144

Total non-interest expense	1,216,230	1,206,519	2,554,725	2,289,935

Net Income Before Federal Income Tax	340,948	309,556	860,248	772,036
Federal income tax expense	111,298	—	282,651	—

Net Income	229,650	309,556	577,597	772,036

Dividend on senior preferred stock	21,831	44,082	33,384	88,165
Accretion of discount on preferred stock	—	4,100	—	8,200

Net Income Applicable to Common Shareholders	$207,819	$261,374	$544,213	$675,671

Basic and Diluted Income per Share	$0.11	$0.15	$0.30	$0.38
Average Shares Outstanding	1,816,222	1,800,000	1,814,442	1,800,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income applicable to common shareholders	$207,819	$261,374	$544,213	$675,671
Other comprehensive income (loss), net of applicable taxes
Change in value of investments available for sale	2,333	27,804	(1,959)	27,067

Comprehensive income	$210,152	$289,178	$542,254	$702,738

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Six Months Ended June 30,
	2012	2011
Total Shareholders’ Equity
Balance at beginning of period	$15,964,542	$10,985,525

Net income	577,597	772,036

Net change in unrealized gains on securities available for sale	(1,959)	27,067

Stock Awards	39,000	—

Preferred dividends	(33,384)	(88,165)

Balance at end of period	$16,545,796	$11,696,463

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$577,597	$772,036
Stock awards	39,000	—
Provision for loan losses	70,000	54,000
Gain on sale of loans	(196,867)	(58,761)
Proceeds for sales of loans originated for sale	8,476,596	2,209,009
Loans originated for sale	(5,794,900)	(2,620,957)
Discount (Accretion) of securities	2,587	(2,234)
Depreciation expense	107,977	95,117
Deferred income taxes	282,651	—
Net decrease (increase) in other assets	224,810	(385,251)
Net (decrease) in other liabilities	(99,524)	(27,177)

Net cash provided by operating activities	3,689,927	35,782

Cash flows from investing activities
Net change in portfolio loans	(6,776,344)	300,098
Purchase of securities	(1,049,200)	(9,700)
Proceeds from calls or maturities of securities	1,500,000	200,000
Principal payments on securities	158,109	77,617
Purchases of premises and equipment	(39,959)	(216,014)

Net cash (used in) provided by investing activities	(6,207,394)	352,001

Cash flows from financing activities
Increase in deposits	14,972,103	9,054,747
Net change in short term borrowings	—	(1,469,095)
Dividend on senior preferred stock	(33,384)	(88,165)

Net cash provided by financing activities	14,938,719	7,497,487

Increase in cash and cash equivalents	12,421,252	7,885,270

Cash and cash equivalents – beginning of period	4,693,585	5,366,304

Cash and cash equivalents – end of period	$17,114,837	$13,251,574

Supplemental Information:
Interest paid	$456,986	$675,006
Income tax paid	—	—
Loans transferred to other real estate	—	297,806

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Changes in Significant Accounting Policies

Comprehensive Income – In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income”. This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements. This standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. This standard is effective for fiscal years and interim periods with those years beginning after December 15, 2011. The implementation of this standard will only change the presentation of comprehensive income; it will not have an impact on the Company’s financial position or results of operations. This guidance was adopted in the first quarter of 2012 with no impact to the financial statements.

Note 2 – Securities

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$1,846	$12	$—	$1,858
Municipal securities	705	19	—	724
Mortgage backed securities	990	97	—	1,087
Corporate bonds	250	13	—	263

Sub-Total Available for Sale	$3,791	$141	$—	$3,932
FHLB Stock	218	—	—	218

Total Securities	$4,009	$141	$—	$4,150

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$2,347	$9	$(2)	$2,354
Municipal securities	709	16	(4)	721
Mortgage backed securities	1,145	113	—	1,258
Corporate bonds	250	12	—	262

Sub-Total Available for Sale	$4,451	$150	$(6)	$4,595
FHLB Stock	170	—	—	170

Total Securities	$4,621	$150	$(6)	$4,765

As of June 30, 2012 and December 31, 2011, all securities are classified as available for sale excluding the FHLB stock. Unrealized gains and losses within the investment portfolio are determined to be temporary. The Bank has performed an analysis of the portfolio for other than temporary impairment and concluded no losses are required to be recognized. Management has no specific intent to sell any securities and it is not more likely than not the Bank will be required to sell any securities before recovery of the cost basis. Management expects to collect all amounts due according to the contractual terms of the security. The Corporation had no securities with unrealized losses at June 30, 2012 and a total of $6,000 in gross unrealized losses related to three individual securities at December 31, 2011.

At June 30, 2012 and December 31, 2011, securities with a market value of $2.9 million and $3.6 million, respectively, were pledged to the Federal Home Loan Bank of Indianapolis as collateral to access funding.

Federal Home Loan Bank stock is restricted and can only be sold back to the Federal Home Loan Bank. The carrying value of the stock approximates its fair value.

The amortized cost and estimated fair value of all securities at June 30, 2012, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000s omitted):

	Amortized cost	Estimated fair value
Due in one year or less	$750	$754
Due in one year through five years	3,041	3,178
Due in five years through ten years	—	—
Due after ten years	—	—

Total	$3,791	$3,932

Note 3 – Loans

A summary of the portfolio loan balances as of June 30, 2012 and December 31, 2011 is as follows (000s omitted):

	June 30,	December 31,
	2012	2011
Mortgage loans on real estate:
Residential 1 to 4 family	$7,254	$4,005
Multifamily	14,923	14,508
Commercial	54,005	50,426
Construction	671	2,541
Second mortgage	108	112
Equity lines of credit	10,619	11,119

Total mortgage loans on real estate	87,580	82,711
Commercial loans	24,576	22,512
Consumer installment loans	1,000	1,141

Total loans	113,156	106,364
Less: Allowance for loan losses	(1,644)	(1,574)
Net deferred loan fees	(82)	(66)

Net loans	$111,430	$104,724

Note 3 – Loans – Continued

An analysis of the allowance for loan losses for the three and six month periods ended June 30, 2012 and 2011 (000s omitted):

Three months ended June 30, 2012

	Commercial	Home Equity	Residential	Consumer	Total
Allowance for Loan Losses
Beginning balance	$1,160	$407	$21	$6	$1,594
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	145	(100)	5	—	50

Ending balance	$1,305	$307	$26	$6	$1,644
Percent of principal balance	1.34%	3.29%	0.51%	0.52%	1.45%

Ending balance: individually evaluated for impairment	$318	$184	$—	$—	$502

Ending balance: collectively evaluated for impairment	$987	$123	$26	$6	$1,142

Portfolio Loans
Ending unpaid principal balance	$97,538	$9,334	$5,124	$1,160	$113,156

Ending unpaid principal balance: individually evaluated for impairment	$1,629	$590	$—	$—	$2,219

Ending unpaid principal balance: collectively evaluated for impairment	$95,909	$8,744	$5,124	$1,160	$110,937

Three months ended June 30, 2011

	Commercial	Home Equity	Residential	Consumer	Total
Allowance for Loan Losses
Beginning balance	$1,113	$350	$14	$10	$1,487
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	18	(1)	(5)	3	15

Ending balance	$1,131	$349	$9	$13	$1,502
Percent of principal balance	1.28%	3.57%	1.18%	1.23%	1.50%

Ending balance: individually evaluated for impairment	$56	$212	$—	$—	$268

Ending balance: collectively evaluated for impairment	$1,075	$137	$9	$13	$1,234

Portfolio Loans
Ending unpaid principal balance	$88,563	$9,771	$760	$1,063	$100,157

Ending unpaid principal balance: individually evaluated for impairment	$699	$590	$—	$—	$1,289

Ending unpaid principal balance: collectively evaluated for impairment	$87,864	$9,181	$760	$1,063	$98,868

Note 3 – Loans – Continued

Six months ended June 30, 2012

	Commercial	Home Equity	Residential	Consumer	Total
Allowance for Loan Losses
Beginning balance	$1,142	$416	$10	$6	$1,574
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	163	(109)	16	—	70

Ending balance	$1,305	$307	$26	$6	$1,644
Percent of principal balance	1.34%	3.29%	0.51%	0.52%	1.45%

Ending balance: individually evaluated for impairment	$318	$184	$—	$—	$502

Ending balance: collectively evaluated for impairment	$987	$123	$26	$6	$1,142

Portfolio Loans
Ending unpaid principal balance	$97,538	$9,334	$5,124	$1,160	$113,156

Ending unpaid principal balance: individually evaluated for impairment	$1,629	$590	$—	$—	$2,219

Ending unpaid principal balance: collectively evaluated for impairment	$95,909	$8,744	$5,124	$1,160	$110,937

Six months ended June 30, 2011

	Commercial	Home Equity	Residential	Consumer	Total
Allowance for Loan Losses
Beginning balance	$1,070	$352	$14	$12	$1,448
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	61	(3)	(5)	1	54

Ending balance	$1,131	$349	$9	$13	$1,502
Percent of principal balance	1.28%	3.57%	1.18%	1.23%	1.50%

Ending balance: individually evaluated for impairment	$56	$212	$—	$—	$268

Ending balance: collectively evaluated for impairment	$1,075	$137	$9	$13	$1,234

Portfolio Loans
Ending unpaid principal balance	$88,563	$9,771	$760	$1,063	$100,157

Ending unpaid principal balance: individually evaluated for impairment	$699	$590	$—	$—	$1,289

Ending unpaid principal balance: collectively evaluated for impairment	$87,864	$9,181	$760	$1,063	$98,868

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

Loans risk-rated as special mention are considered criticized loans, exhibiting some potential credit weakness that requires additional attention by management and are maintained on the internal watch list and monitored on a regular basis. Loans risk-rated as substandard or higher are considered classified loans exhibiting well-defined credit weakness and are recorded on the problem loan list and evaluated more frequently. The Bank’s credit administration function is designed to provide increased information on all types of loans to identify adverse credit risk characteristics in a timely manner. Total criticized and classified loans increased to $16,024,000 at June 30, 2012 from $13,821,000 at December 31, 2011. The increase is isolated to commercial loans and is the result of deterioration in specific credits identified by Credit Administration. The general condition of the portfolio remains strong. The Bank has no loans in non-accrual status. There were no loans that were risk rated doubtful or loss at June 30, 2012 or December 31, 2011. Management closely monitors each loan adversely criticized or classified and institutes appropriate measures to eliminate the basis of criticism.

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

An analysis of credit quality indicators at June 30, 2012 and December 31, 2011 follows (000s omitted):

June 30, 2012

Commercial Loans

Credit Quality	Commercial Real Estate	Commercial Term	Commercial LOC	Commercial Construction
1 – pass	$—	$—	$—	$18
2 – pass	—	80	239	—
3 – pass	16,987	3,603	5,452	653
4 – pass	43,254	9,122	3,052	—
5 – special mention	7,466	3,744	1,272	—
6 – substandard	694	1,382	520	—
7 – doubtful	—	—	—	—
8 – loss	—	—	—	—

	$68,401	$17,931	$10,535	$671

Consumer Loans

Credit Quality	Home Equity LOC	Residential Mortgage	Home Equity Term	Consumer Installment	Consumer LOC
Pass	$8,402	$5,016	$108	$435	$711
Special mention	342	—	—	14	—
Substandard	590	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

	$9,334	$5,016	$108	$449	$711

Note 3 – Loans – continued

December 31, 2011

Commercial Loans

Credit Quality	Commercial Real Estate	Commercial Term	Commercial LOC	Commercial Construction
1 – pass	$—	$—	$—	$—
2 – pass	217	89	—	—
3 – pass	16,023	3,793	4,644	—
4 – pass	41,184	8,754	5,248	683
5 – special mention	5,586	2,524	511	1,858
6 – substandard	1,426	598	365	—
7 - doubtful	—	—	—	—
8 - loss	—	—	—	—

	$64,436	$15,758	$10,768	$2,541

Consumer Loans

Credit Quality	Home Equity LOC	Residential Mortgage	Home Equity Term	Consumer Installment	Consumer LOC
Pass	$8,686	$1,828	$111	$583	$700
Special mention	343	—	—	20	—
Substandard	590	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

	$9,619	$1,828	$111	$603	$700

A loan is considered a troubled debt restructuring (“TDR”) if the Bank for economic or legal reasons related to the borrower’s financial condition grants a concession to the debtor that the Bank would not otherwise consider. TDRs represent loans where the original terms of the agreement have been modified to provide relief to the borrower and are individually evaluated for impairment. The loans continue to perform according to the modified contractual terms.

Information regarding modified loans as of June 30, 2012 and December 31, 2011 (000s omitted):

June 30, 2012	Number of Contracts	Pre- Modification Investment	Post- Modification Investment
Troubled Debt Restructuring
Commercial Real Estate	1	$699	$699
Commercial Term	1	$60	$60
Commercial LOC	—	—	—
Construction	—	—	—
Home Equity	—	—	—
Residential Mortgage	—	—	—
Consumer	—	—	—

December 31, 2011

Troubled Debt Restructuring
Commercial Real Estate	1	$699	$699
Commercial Term	—	—	—
Commercial LOC	—	—	—
Construction	—	—	—
Home Equity	—	—	—
Residential Mortgage	—	—	—
Consumer	—	—	—

Note 3 – Loans – continued

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

Information regarding impaired loans at June 30, 2012; December 31, 2011; and June 30, 2011 (000s omitted):

June 30, 2012					Year to Date Interest Recognized
	Recorded Investment	Unpaid Principal	Allowance	Average Investment
Impaired loans

Loans with no related allowance recorded:
Commercial Term	$935	$935	$—	$935	$31
Loans with allowance recorded:
Commercial Real Estate	$694	$694	$318	$697	$18
Home Equity Line of Credit	$590	$590	$184	$590	$15

Total loans:
Commercial	$1,629	$1,629	$318	$1,632	$49
Home Equity	$590	$590	$184	$590	$15

December 31, 2011

Impaired loans
Loans with allowance recorded:
Commercial Real Estate	$699	$699	$115	$699	$35
Home Equity Line of Credit	$590	$590	$212	$590	$29

Total loans:
Commercial	$699	$699	$115	$699	$35
Home Equity	$590	$590	$212	$590	$29

June 30, 2011

Impaired loans
Loans with allowance recorded:
Commercial Real Estate	$699	$699	$56	$699	$18
Home Equity Line of Credit	$590	$590	$212	$590	$15

Total loans:
Commercial	$699	$699	$56	$699	$18
Home Equity	$590	$590	$212	$590	$15

Note 3 – Loans – continued

As of June 30, 2012 there were no loans more than 30 days past due while at December 31, 2011 loans representing $4,000 were more than 30 days past due. There were no nonperforming loans, which represents non-accruing loans and loans past due 90 days or more and still accruing interest, at June 30, 2012 and December 31, 2011. Loans are placed in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Commercial loans are reported as being in non-accrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may remain on accrual status. However, if the loan is not brought current before becoming 120 days past due, the loan is reported as non-accrual. A non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, or is in the process of collection.

Information regarding past due loans at June 30, 2012 and December 31, 2011 follows (000s omitted):

June 30, 2012	Loans past due			Total Past Due	Current	Total Loans	Non- Accrual	>90 days Accruing
	30 – 59	60 - 90	Over 90
Commercial real estate	$—	$—	$—	$—	$68,401	$68,401	$—	$—
Commercial term	—	—	—	—	17,931	17,931	—	—
Commercial LOC	—	—	—	—	10,535	10,535	—	—
Construction	—	—	—	—	671	671	—	—
Home equity LOC	—	—	—	—	9,334	9,334	—	—
Residential mortgage	—	—	—	—	5,016	5,016	—	—
Home equity term	—	—	—	—	108	108	—	—
Consumer installment	—	—	—	—	449	449	—	—
Consumer LOC	—	—	—	—	711	711	—	—

	$—	$—	$—	$—	$113,156	$113,156	$—	$—

	Loans past due			Total Past Due	Current	Total Loans	Non- Accrual	>90 days Accruing
December 31, 2011	30 – 59	60 - 90	Over 90
Commercial real estate	$—	$—	$—	$—	$64,436	$64,436	$—	$—
Commercial term	—	—	—	—	15,758	15,758	—	—
Commercial LOC	—	—	—	—	10,768	10,768	—	—
Construction	—	—	—	—	2,541	2,541	—	—
Home equity LOC	—	—	—	—	9,619	9,619	—	—
Residential mortgage	—	—	—	—	1,828	1,828	—	—
Home equity term	—	—	—	—	111	111	—	—
Consumer installment	4	—	—	4	599	603	—	—
Consumer LOC	—	—	—	—	700	700	—	—

	$4	$—	$—	$4	$106,360	$106,364	$—	$—

Note 4 – Deposits

Deposits are summarized as follows (000s omitted):

	June 30, 2012		December 31, 2011
	Balance	Percentage	Balance	Percentage
Noninterest bearing demand	$20,715	16.89%	$19,662	18.26%
NOW accounts	9,751	7.95%	8,040	7.47%
Money market	10,335	8.43%	6,622	6.15%
Savings	17,317	14.12%	18,188	16.89%
Time deposits under $100,000	9,757	7.96%	11,469	10.65%
Time deposits over $100,000	43,545	35.49%	43,697	40.58%
Brokered deposits	11,230	9.16%	—	0.00%

Total deposits	$122,650	100.0%	$107,678	100.0%

At June 30, 2012, the scheduled maturities of time and brokered deposits are as follows (000s omitted):

	<$100,000	>$100,000	Total
2012	$1,715	$7,050	$8,765
2013	2,686	18,660	21,346
2014	4,474	10,568	15,042
2015	170	8,817	8,987
2016	465	5,574	6,039
Thereafter	247	4,106	4,353

Total	$9,757	$54,775	$64,532

Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $11,440,904 and $10,457,902 at June 30, 2012 and December 31, 2011, respectively. Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the periods ended June 30, 2012 and December 31, 2011 are shown below:

	June 30, 2012	December 31, 2011
Balance, beginning of period	$123,820	$—
Amount capitalized	24,066	129,783
Amount amortized	5,486	5,963

Balance, end of period	$142,400	$123,820

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

Rent expense was $67,000 and $73,000 for the three month period ended June 30, 2012 and 2011, respectively. Rent expense was $134,000 and $137,000 for the six month period ended June 30, 2012 and 2011, respectively.

The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

2012	$135,000
2013	274,000
2014	279,000
2015	258,000
2016	254,000
Thereafter	2,473,000

Total	$3,673,000

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

The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents – The carrying values of cash and cash equivalents approximate fair values.

Securities – Fair values of securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or other observable inputs.

Loans Receivable – For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued Interest – The carrying value of accrued interest approximates fair value.

Note 7 – Fair Value of Financial Instruments (continued)

Other Financial Instruments - The fair value of other financial instruments, including loan commitments and unfunded letters of credit, based on discounted cash flow analyses, is not material.

The carrying values and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011, are as follows (000s omitted):

June 30, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$17,115	$17,115	$17,115	$—	$—
Securities available for sale	4,150	4,150	—	4,150	—
Net portfolio loans	111,430	111,872	—	—	111,872
Loans held for sale	—	—	—	—	—
Accrued interest receivable	460	460	—	460	—

Financial liabilities:
Deposits	122,650	122,887	—	122,887	—
Accrued interest payable	55	55	—	55	—

December 31, 2011
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,694	$4,694	$4,694	$—	$—
Securities available for sale	4,764	4,764	—	4,764	—
Net portfolio loans	104,724	104,638	—	—	104,638
Loans held for sale	2,485	2,485	—	2,485	—
Accrued interest receivable	450	450	—	450	—

Financial liabilities:
Deposits	107,678	107,987	—	107,987	—
Accrued interest payable	61	61	—	61	—

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the valuation hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011 (000s omitted):

June 30, 2012
	Level 1	Level 2	Level 3	Fair Value
U.S. government agency	$—	$1,858	$—	$1,858
Municipal securities	—	724	—	724
Mortgage backed securities	—	1,087	—	1,087
Corporate bonds	—	263	—	263

Securities available for sale	$—	$3,932	$—	$3,932

December 31, 2011

U.S. government agency	$—	$2,354	$—	$2,354
Municipal securities	—	721	—	721
Mortgage backed securities	—	1,258	—	1,258
Corporate bonds	—	262	—	262

Securities available for sale	$—	$4,595	$—	$4,595

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non-recurring basis and the level within the valuation hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011 (000s omitted):

June 30, 2012
	Balance	Level 1	Level 2	Level 3	Losses
Impaired Loans	$2,219	$—	$—	$2,219	$—
ORE	$—	$—	$—	$—	$—

December 31, 2011

Impaired Loans	$1,289	$—	$—	$1,289	$—
ORE	$298	$—	$—	$298	$—

Note 9 – Minimum Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was classified as well-capitalized as of June 30, 2012. For the period ended June 30, 2012, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.

The Bank’s actual capital amounts and ratios as of June 30, 2012 and December 31, 2011 are presented in the following table (000s omitted):

			For Capital		To be
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012

Total risk-based capital
(to risk weighted assets)
Bank of Birmingham	$14,532	11.9%	$9,758	8.0%	$12,198	10.0%

Tier I capital
(to risk weighted assets)
Bank of Birmingham	$13,005	10.7%	$4,879	4.0%	$7,319	6.0%

Tier I capital
(to average assets)
Bank of Birmingham	$13,005	9.8%	$5,317	4.0%	$6,646	5.0%

As of December 31, 2011

Total risk-based capital
(to risk weighted assets)
Bank of Birmingham	$13,504	12.0%	$9,026	8.0%	$11,283	10.0%

Tier I capital
(to risk weighted assets)
Bank of Birmingham	$12,091	10.7%	$4,513	4.0%	$6,770	6.0%

Tier I capital
(to average assets)
Bank of Birmingham	$12,091	9.9%	$4,866	4.0%	$6,083	5.0%

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

OPERATIONS

The Corporation’s (and the Bank’s) main office is located at 33583 Woodward Avenue, Birmingham, MI 48009. The building is a free-standing one story office building of approximately 8,300 square feet. The main office lease commenced in October 2005 and the Bank exercised its first renewal option resulting in the lease being extended until October 2025. The main office lease has an additional ten year renewal option. See Note 6 of the Notes to Consolidated Financial Statements regarding additional lease information.

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

FINANCIAL CONDITION

The Corporation reported net income applicable to common shareholders of $208,000 or $0.11 per common share for the three month period ended June 30, 2012 compared to net income of $261,000 or $0.15 per common share for the second quarter of 2011. For the six months ended June 30, 2012 and 2011, net income applicable to common stock was $544,000 or $0.30 per share and $676,000 or $0.38 per share, respectively. The results for 2012 include the impact of recognizing tax expense not previously required. Excluding the effect of income tax expense of $111,000 for the three month period ended June 30, 2012, pre-tax net income before preferred dividends was $341,000, an increase of 10.0% from the second quarter of 2011. Pre-tax, pre-provision net income for the six months ended June 30, 2012 was $860,000, an increase of $88,000 or 11.4%. The improved performance for the three and six month period was the result of higher margins and earning asset growth. This generated a pre-tax, pre-provision return on average assets of 1.17% and 1.43%, respectively, for the three and six month periods.

Total assets as of June 30, 2012 were $139,851,000, an increase $15,454,000 from December 31, 2011 and 17.9% from the second quarter of 2011. The growth was primarily the result of an increase in loan and deposit balances. The Company continues to focus on providing a broad range of product and services to generate core, organic growth.

Cash and Cash Equivalents

Cash and cash equivalents increased $12,421,000 to $17,115,000 at June 30, 2012. The increase was primarily the result of deposit growth and a strategic objective to maintain additional liquidity.

Investments

Total investments decreased $663,000 to $3,932,000 during the six month period ended June 30, 2012. The net reduction was the result of principal payments received on mortgage backed securities and the retirement of two U.S. Government agency securities totaling $1.5 million. The Corporation used the proceeds from the called securities to purchase additional investments totaling $1.0 million and fund new loan activity. The Corporation did not hold any held-to-maturity securities as of June 30, 2012 or December 31, 2011. The makeup of the Corporation’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Corporation.

Management believes that the unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summaries the portfolio by type at June 30, 2012 and December 31, 2011 (000s omitted):

	June 30,		December 31,
	2012		2011		Change
U.S. Government agency securities	$1,858	47.3%	$2,354	51.2%	$(496)
Municipal securities	724	18.4%	721	15.7%	3
Mortgage backed securities	1,087	27.6%	1,258	27.4%	(171)
Corporate bonds	263	6.7%	262	5.7%	1

Total securities	$3,932	100.0%	$4,595	100.0%	$(663)

Loans, Credit Quality and Allowance for Loan Losses

The following table summarizes the mix of the Corporation’s portfolio loans at June 30, 2012 and December 31, 2011 (000s omitted):

	June 30, 2012	December 31, 2011	Change
Real estate mortgage	$86,909	$80,170	$6,739
Construction	671	2,541	(1,870)
Commercial and industrial	24,576	22,512	2,064
Consumer installment	1,000	1,141	(141)
Deferred loan fees and costs	(82)	(66)	(16)

Total loans	$113,074	$106,298	$6,776

Total portfolio loans increased during the first six months of 2012 to $113,074,000. The growth during the quarter was concentrated in Real Estate Mortgage and Commercial and Industrial loans. The increase was due to focused business development efforts in generating new loan activity and expanding existing relationships. The other loan categories experienced declines as result of scheduled amortization of the portfolio, maturities and principal reduction payments.

The allowance for loan losses increased $70,000 to $1,644,000, representing 1.45% of total loans at June 30, 2012. The increase was a combined result of a net increase in specific reserves on impaired loans and portfolio growth. There were no charge-offs or recoveries recorded for the six months ended June 30, 2012 and 2011 and the Corporation did not have any nonperforming loans outstanding during the periods presented.

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

Premises and Equipment

Premises and equipment was $1,327,000 as of June 30, 2012 down from $1,395,000 as of December 31, 2011. The Corporation expects to support further growth of business lines with investments in operating facilities and technology.

Deposits and Short-term Financing

Total deposits increased 13.9% during the first half of 2012 totaling $122,650,000 as the Corporation continues to grow the organization and fund new loan activity. The categories experiencing the largest increase were Brokered deposits, Money Market and NOW accounts. Brokered deposits are a new source of funding for the Corporation and are generated using a third party service provider. The Corporation added $11,230,000 in this category and use the funding to manage interest rate risk and replace maturing time deposits. Money Market and NOW accounts increased $3,713,000 and $1,711,000, respectively during the six months ended June 30, 2012 as the Corporation expands existing relationships and attracts new customers. The category experiencing the largest decline during the period was Time deposits as the Corporation reduced participation in an on-line marketing service to acquire wholesale CD’s. This was an intentional strategy by management to extend the maturity duration of the portfolio in a more cost effective manner utilizing the brokered market.

Deposits are summarized as follows (000s omitted):

	As of June 30, 2012		As of December 31, 2011
	Balance	Percentage	Balance	Percentage
Non-interest bearing demand	$20,715	16.89%	$19,662	18.26%
NOW accounts	9,751	7.95%	8,040	7.47%
Money market	10,335	8.43%	6,622	6.15%
Savings	17,317	14.12%	18,188	16.89%
Time deposits < $100,000	9,757	7.96%	11,469	10.65%
Time deposits >$100,000	43,545	35.49%	43,697	40.58%
Brokered deposits	11,230	9.16%	—	0.00%

Total deposits	$122,650	100.00%	$107,678	100.00%

At June 30, 2012 and December 31, 2011, the Bank had no secured borrowings outstanding. The Bank did not utilize discount window during the first half of 2012. The Bank did utilize its line of credit from the FHBLI during the first half of 2012 for short term financing. However, there were no FHLBI borrowings outstanding at June 30, 2012.

RESULTS OF OPERATIONS

The Corporation reported net income applicable to common shareholders of $208,000 for the second quarter of 2012 compared to $261,000 for the same period of 2011. The reduction in earnings is directly related to the recognition of income tax expense totaling $111,000 during the period. This is the first year the Corporation was required to realize an income tax liability. Refer to the Incomes Taxes section for further discussion. Excluding the impact of income taxes, net income before preferred dividends was $341,000 for the period ended June 30, 2012, a 10.4% increase from the second quarter of 2011. The increase in pre-tax earnings was the result of improved margins and an increase in total earning assets. Net interest margin for the current period was 4.91% compared to 4.51% for the second quarter of 2011 and 4.80% for the most recent linked quarter. This was achieved by improving the asset mix of the balance sheet and reducing total funding costs. Total non-interest income for the three month period ended June 30, 2012 was $112,000, a decrease of $168,000 from the same period of 2011. The decrease was the result of a reduction in SBA loan income and mortgage banking activities. Provision expense totaled $50,000 during the period, an increase of $35,000 from the second quarter of 2011. The increase is related to the increase in total specific reserves and loan growth. Total non-interest expense for the second quarter of 2012 was $1,216,000, an increase of $9,000 from the same period in 2011.

The following table present trends in selected financial data for the five most recent quarters (000s omitted except per share data):

	Quarter Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Income Statement
Interest income	$1,719	$1,622	$1,630	$1,582	$1,565
Interest expense	223	228	280	301	314

Net interest income	1,496	1,394	1,350	1,281	1,251
Provision for loan losses	50	20	75	105	15
Non-interest income	112	484	309	319	280
Non-interest expense	1,216	1,339	1,484	1,317	1,207

Income before income taxes	341	519	100	177	309
Income tax expense (benefit)	111	171	(2,885)	—	—

Net income	230	348	2,985	177	309
Effective dividend on preferred stock	22	12	20	68	48

Net income applicable to common shareholders	208	336	2,965	109	261

Basic and diluted income per share	$0.11	$0.19	$1.64	$0.06	$0.15

Performance Measurements
Net interest margin (tax equivalent)	4.91%	4.80%	4.61%	4.44%	4.51%
Return on average assets (1)	0.69%	1.11%	9.60%	0.58%	1.06%
Return on average assets (2)	1.17%	1.71%	0.56%	0.92%	1.11%
Return on average common equity (1)	7.84%	12.08%	132.13%	8.50%	15.39%
Return on average common equity (2)	13.34%	18.72%	7.77%	13.54%	16.13%
Efficiency ratio	75.62%	71.30%	89.43%	82.37%	78.80%
Tier 1 Leverage Ratio (Bank only)	9.82%	10.13%	9.94%	9.22%	8.54%
Equity / Assets	11.83%	12.67%	12.83%	10.47%	9.86%
Total loans / Total deposits	90.9%	95.4%	98.7%	92.3%	94.1%
Book value per share	$6.54	$6.44	$6.26	$4.65	$4.60
Income per share - basic & diluted	$0.11	$0.19	$1.64	$0.06	$0.15
Shares outstanding	1,824,662	1,812,662	1,812,662	1,812,662	1,800,000

(1)	Amount is computed on net income before preferred dividends (annualized).
(2)	Amount is computed on pre-tax, pre-provision earnings before preferred dividends (annualized).

Net Interest Income

Net interest income for the three month period ended June 30, 2012 totaled $1,496,000, an increase of 19.6% compared to the same period of the prior year. The increase was a result of earning asset growth and a reduction in total funding costs. The earning asset growth was concentrated in loan volume, providing the largest benefit to interest income. Total average interest bearing liabilities increased $6,019,000 in the second quarter of 2012 relative to the second quarter of 2011 but total related interest expenses decreased $91,000. The lower cost of funds was achieved by changes in pricing strategy and improved mix of the portfolio.

The Corporation’s net interest margin increased 40 basis points to 4.91% for the quarter ended June 30, 2012 compared to 4.51% for the same period in 2011. Net interest spread, the difference between the yield on earning assets and cost of funds, also increased relative to the second quarter of 2011. The increase in both spread and margin is the result of an improved mix and a reduction in deposit costs. Asset yields declined during the period due to a reduction in loan and investment rates but a more favorable mix mitigated the impact. Total cost of funds for the second quarter of 2012 was 0.93% compared to 1.39% for the same period of 2011. This was accomplished as a result of an effective pricing strategy implemented by management and access to other funding options.

The following table presents the Corporation’s consolidated average balances of interest-earning assets, interest-bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the periods ended June 30, 2012, and 2011 (000s omitted). Average loans are presented net of unearned income and the allowance for loan and lease losses. Interest on loans includes loan fees.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Loans receivable	$111,672	$1,691	6.00%	$99,415	$1,534	6.11%
Securities available for sale	4,207	25	2.49%	3,119	25	3.31%
Federal funds sold	—	—	—%	—	—	—%
Interest-bearing balances with other financial institutions	6,550	3	0.19%	8,669	6	0.26%

Total interest-earning assets	122,429	1,719	5.57%	111,203	1,565	5.57%
Noninterest-earning assets:
Cash and due from banks	6,295			4,878
All other assets	5,651			921

Total Assets	$134,375			$117,002

Interest-bearing liabilities:
NOW accounts	$9,481	$8	0.36%	$7,862	$7	0.35%
Money market	10,374	13	0.49%	9,004	11	0.50%
Savings	17,100	23	0.55%	18,472	31	0.68%
Time deposits	52,064	159	1.11%	54,900	265	1.93%
Brokered deposits	7,238	20	0.93%	—	—	—%
Short-term borrowing	—	—	0.00%	—	—	—%

Total interest-bearing liabilities:	$96,257	$223	0.93%	$90,238	$314	1.39%

Non-interest bearing demand deposits	20,968			14,716
All other liabilities	740			567

Total liabilities	117,965			105,521
Shareholders’ Equity	16,410			11,481

Total liabilities and shareholders’ equity	$134,375			$117,002

Net Interest Income		$1,496			$1,251

Net spread			4.64%			4.18%

Net Interest Margin(1)			4.91%			4.51%

(1)	Net interest earnings divided by average interest-earning assets.

Net Interest Income

Net interest income for the six month period ended June 30, 2012 totaled $2,889,000, an increase of 15.1% compared to the same period of the prior year. The increase was a result of earning asset growth and a reduction in total funding costs. The majority of the earning asset growth was concentrated in the loan portfolio. Total average interest bearing deposit accounts increased $3,147,000 in the first six months of 2012 relative to the first six months of 2011 but total deposit related interest expenses decreased $192,000. The lower cost of funds was achieved by changes in pricing strategy and improved mix of the portfolio.

The Corporation’s net interest margin increased 36 basis points to 4.86% for the six month period ended June 30, 2012 compared to 4.50% for the same period in 2011. Net interest spread, the difference between the yield on earning assets and cost of funds, also increased relative to the same period of 2011. The increase in both spread and margin is the result of an improved mix and a reduction in deposit costs. Asset yields declined during the period due to a reduction in loan and investment rates but a more favorable mix mitigated the impact. Total cost of funds for the first six months of 2012 was 0.97% compared to 1.44% for the same period of 2011. This was accomplished as a result of an effective pricing strategy implemented by management, access to other funding options and increased non-interest bearing deposits.

The following table presents the Corporation’s consolidated average balances of interest-earning assets, interest-bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the six month periods ended June 30, 2012, and 2011 (000s omitted). Average loans are presented net of unearned income and the allowance for loan and lease losses. Interest on loans includes loan fees.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Loans receivable	$108,560	$3,283	5.99%	$98,716	$3,090	6.14%
Securities available for sale	4,446	51	2.41%	3,253	53	3.36%
Federal funds sold	—	—	—%	20	—	0.13%
Interest-bearing balances with other financial institutions	6,801	6	0.19%	9,157	10	0.23%

Total interest-earning assets	119,807	3,340	5.53%	111,146	3,153	5.58%
Noninterest-earning assets:
Cash and due from banks	5,057			2,711
All other assets	5,573			2,366

Total Assets	$130,437			$116,223

Interest-bearing liabilities:
NOW accounts	$8,932	$16	0.36%	$8,066	$13	0.33%
Money market	9,148	20	0.45%	8,620	22	0.52%
Savings	17,498	48	0.55%	18,073	63	0.70%
Time deposits	52,470	338	1.14%	54,547	530	1.96%
Brokered deposits	5,067	29	1.02%	—	—	—%
Short-term borrowing	31	—	0.41%	693	15	4.22%

Total interest-bearing liabilities:	$93,146	$451	0.97%	$89,999	642	1.44%

Non-interest bearing demand deposits	20,258			14,251
All other liabilities	725			648

Total liabilities	114,142			104,898
Shareholders’ Equity	16,308			11,325

Total liabilities and shareholders’ equity	$130,437			$116,223

Net Interest Income		$2,889			$2,511

Net spread			4.56%			4.14%

Net Interest Margin(1)			4.86%			4.50%

(1)	Net interest earnings divided by average interest-earning assets.

Provision for Loans Losses

The provision for loan losses was $50,000 and $15,000 for the three months ended June 30, 2012 and 2011, respectively. The increase from the previous comparable period was due to an increase in total specific reserves and loan growth. The Corporation recorded no charge offs or recoveries during the periods ended June 30, 2012 and June 30, 2011.

The provision for loan losses was $70,000 and $54,000 for the six months ended June 30, 2012 and 2011, respectively. The increase relative to the prior period was the result of an increase in specific reserves on impaired loans and new portfolio activity. The Corporation recorded no charge offs or recoveries during the six month periods ended June 30, 2012 and June 30, 2011.

Non-Interest Income

The Corporation reported non-interest income of $112,000 and $280,000 for the three months ended June 30, 2012 and 2011, respectively. Non-interest income decreased as a result of lower SBA loan sales and reduced volume with mortgage banking activities. Service charge income totaled $20,000, an increase of $8,000 relative to the second quarter of 2011 as a result of growth in deposit services and pricing changes. Other income increased $19,000 to $30,000 during the period as the Corporation recognized income from bank-owned life insurance purchased in December of 2011.

Non-interest income was $596,000 and $605,000 for the six months ended June 30, 2012 and 2011, respectively. The decrease in non-interest income was primarily the result of lower SBA loan sales during 2012. The reduction in revenue was offset by additional income from residential mortgage activity and additional other income. Service charge income increased $15,000 to $39,000 as a result of pricing changes and additional deposit account activity. Mortgage banking activities income increased to $197,000 due to additional volume. Other income increased by $189,000 as a result of the gain on sale of a foreclosed property and income from bank-owned life insurance

The following table presents the Corporation’s non-interest income for the three and six month periods ending June 30, 2012 and 2011:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2012	June 30, 2011	Change	June 30, 2012	June 30, 2011	Change
Non-interest income
Service charge income	$20,499	$12,589	$7,910	$39,297	$24,161	$15,136
Mortgage banking activities	34,039	47,322	(13,283)	196,867	58,761	138,106
SBA loan sales	26,958	209,439	(182,481)	148,749	500,733	(351,984)
Other income	30,130	10,814	19,316	210,702	21,618	189,084

Total non-interest income	$111,626	$280,164	$(168,538)	$595,615	$605,273	$(9,658)

Non-Interest Expense

Non-interest expense for the three month period ended June 30, 2012 was $1,216,000, relatively flat from the second quarter of 2011. The largest component of non-interest expense is Salaries and Benefits, totaling $640,000 for the current period compared $643,000 for the three months ended June 30, 2011. Occupancy expense declined $11,000, or 8.5%, as the Corporation no longer maintained mortgage lending production facilities. Equipment expense increased relative to the same period of the prior year as the Corporation invested in fixed assets and system applications to improve services. The Corporation continues to dedicate resources to business marketing efforts to improve franchise recognition; this is reflected in the increase in Advertising costs reported during the period relative to the prior year. Professional fees increased by 9.1% to $159,000 to support the increase in the Corporation’s size and complexity. Loan origination expenses increased $15,000 during the period relative to the prior year as the Corporation experienced growth in portfolio loans and increased volume in residential mortgage activities. Regulatory assessments declined $10,000 for the three month period ended June 30, 2012 due to a reduction in insurance rates and change in the assessment base. Other expenses totaled $83,000 for the second quarter of 2012, a decrease of $5,000 compared to the same period of 2011.

Non-interest expense for the six month period ended June 30, 2012 was $2,555,000, an increase of $265,000 from the first quarter of 2011. This was the result of additional expenses associated with new employees, increased loan origination activity and growth of the organization. Salaries and benefits represents the largest percentage of non-interest expense totaling $1.4 million during the first six months of 2012, an increase of $176,000 from 2011. The increase is a result of additional staff and merit raises for employees. Occupancy expense declined $9,000 as the Corporation eliminated mortgage lending production facilities. Equipment and Data Processing expenses increased relative to the same period of the prior year as the Company adds new products and services, and expands the existing infrastructure. Advertising expenses increased $9,000 during the first six months of 2012 as the Corporation continues to focus on developing brand awareness and supporting the local community. Loan origination expense was $107,000 for the period, an increase of $58,000. This additional cost is directly related to an increase in loan volume. Professional fees increased by 7.3% to $276,000 as a result of additional legal fees and costs associated with engaging market professionals to assist the Corporation with strategic objectives. Regulatory assessments declined $33,000 for the six month period ended June 30, 2012 due to a reduction in insurance rates and change in the assessment base. Other expenses totaled $178,000 for the second quarter of 2012, an increase of $14,000 compared to the same period of 2011. The additional costs are a reflection of the increase in operating costs associated with the growth of the institution and expansion of product services.

The following table presents the Corporation’s non-interest expense for the three and six month periods ending June 30, 2012 and 2011:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2012	June 30, 2011	Change	June 30, 2012	June 30, 2011	Change
Non-interest expense
Salaries and employee benefits	$640,169	$643,368	$(3,199)	$1,401,839	$1,225,385	$176,454
Occupancy expense	114,936	125,583	(10,647)	234,667	243,685	(9,018)
Equipment expense	51,127	42,188	8,939	100,279	77,588	22,691
Advertising	47,874	44,697	3,177	90,468	80,743	9,725
Data processing	58,039	60,560	(2,521)	117,041	109,573	7,468
Professional fees	159,267	145,916	13,351	276,301	257,440	18,861
Loan origination expenses	38,044	22,681	15,363	107,056	49,050	58,006
Regulatory assessments	23,715	33,901	(10,186)	48,975	82,327	(33,352)
Other expense	83,059	87,625	(4,566)	178,099	164,144	13,955

Total non-interest expense	$1,216,230	$1,206,519	$9,711	$2,554,725	$2,289,935	$264,790

Income Taxes

The Corporation recorded federal income tax expense of $111,000 for the three month period ended June 30, 2012. A tax liability of $111,000 was realized for the second quarter of 2011 with a corresponding reduction in the Deferred Tax Asset valuation reserve resulting in no income tax expense being reported for the second quarter of June 30, 2011.

The Corporation recorded federal income tax expense of $283,000 for the six month period ended June 30, 2012. A tax liability of $276,000 was realized for the second six months of 2011 with a corresponding reduction in the Deferred Tax Asset valuation reserve resulting in no income tax expense being reported for the second six months of June 30, 2011.

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

Since inception, the Corporation established a reserve on the full amount of the outstanding DTA balance. The reserve was maintained based on the Corporation’s cumulative losses and concern regarding the ability of the organization to realize the full benefit of the asset. In December 2011, as a result of improved earnings, positive performance trends and financial projections demonstrating sustainable profitability, management determined there was sufficient evidence the Corporation would be able to recognize the full benefit of the entire DTA balance and eliminated the valuation reserve of $2,884,000. The Corporation’s deferred tax asset (“DTA”) is included in other assets on the balance sheet. During the last quarter of 2011, management performed an evaluation of the ability of the Corporation to utilize the benefit of the DTA balance and determined no reserve was required. As of June 30, 2011, the Corporation had a valuation reserve for the entire balance of the DTA balance.

The Corporation has net operating loss carry-forwards of approximately $4,652,000 that are available to reduce future taxable income. The carry-forwards begin to expire twenty years from date of origination.

LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT

The management team has responsibility for developing and recommending liquidity and risk management policies including but not limited to the determination of internal operating guidelines, contingency plans, change management and pricing to the Asset/Liability Committee (ALCO) of the Board of Directors. Management ensures that the liquidity of a bank allows it to provide funds to meet its cash flow needs, such as loan requests, outflows of deposits, other investment opportunities and general operating requirements, under multiple operating scenarios. While the current structure of the Corporation and the Bank are not complex, the objective in the management of liquidity and capital resources is to be able to take advantage of business opportunities that may arise. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. The Bank is also a member of the Federal Home Loan Bank of Indianapolis and has access to funding from the discount window at the Federal Reserve Bank of Chicago. The ALCO committee has also approved alternate funding sources to add flexibility. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have more than sufficient funds available to meet our future commitments. As of June 30, 2012, off balance sheet loan commitments totaled $27,320,000. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown, that only a small portion of the unused commitments will normally be drawn upon.

The following table presents loan commitments by time period as of June 30, 2012 (000s omitted):

		Amount of commitment expiration by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Commitments to grant loans	$8,141	$8,141	$—	$—	$—
Unfunded commitments under lines of credit	18,076	9,352	4,845	963	2,916
Commercial and standby letters of credit	1,103	1,103	—	—	—

Total commitments	$27,320	$18,596	$4,845	$963	$2,916

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

The largest sources of cash and cash equivalents for the Corporation for the three months ended June 30, 2012, as noted in the Consolidated Statement of Cash Flows, were primarily loan sales and deposit origination.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of June 30, 2012. Note 9 to the financial statements is hereby incorporated by reference. At June 30, 2012, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2012, we conducted an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of June 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Corporation’s internal controls over financial reporting during the period ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

Date: August 9, 2012	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: August 9, 2012	By:	/s/ Thomas H. Dorr
Thomas H. Dorr
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.

31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32.1	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350

101	Interactive Data File.