Form 10-Q
period 2012-09-30
Birmingham Bloomfield Bancshares
filed 2012-11-09
CIK 1335792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the issuer’s Common Stock as of November 9, 2012, was 1,824,662 shares.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Cash and cash equivalents
Cash	$20,841,410	$4,693,585
Federal funds sold	—	—

Total cash and cash equivalents	20,841,410	4,693,585
Securities, available for sale (Note 2)	3,837,942	4,594,761
Federal home loan bank stock	218,100	169,900
Loans held for sale	—	2,484,829
Loans (Note 3)
Total portfolio loans	118,439,890	106,297,926
Less: allowance for loan losses	(1,974,350)	(1,574,350)

Net portfolio loans	116,465,540	104,723,576
Premises & equipment	1,326,624	1,395,187
Bank-owned Life Insurance	2,162,296	2,100,000
Interest receivable and other assets	3,644,739	4,235,623

Total assets	$148,496,651	$124,397,461

Liabilities and Shareholders’ Equity
Deposits (Note 4)
Non-interest bearing	$21,733,611	$19,662,283
Interest bearing	109,413,057	88,015,546

Total deposits	131,146,668	107,677,829
Interest payable and other liabilities	667,532	755,090

Total liabilities	$131,814,200	$108,432,919

Shareholders’ equity (Note 10)
Senior non-cumulative perpetual preferred stock series D $1,000 liquidation value per share, 1% Authorized, issued and outstanding – 4,621 shares	4,621,000	4,621,000
Common stock, no par value Authorized – 9,000,000 and 4,500,000 shares, respectively Issued and outstanding – 1,824,662 and 1,812,662 shares, respectively	17,105,618	17,066,618
Additional paid in capital	493,154	493,154
Accumulated deficit	(5,628,990)	(6,311,398)
Accumulated other comprehensive income	91,669	95,168

Total shareholders’ equity	16,682,451	15,964,542

Total liabilities and shareholders’ equity	$148,496,651	$124,397,461

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$1,713,893	$1,554,666	$4,996,724	$4,644,719
Interest on securities	24,301	22,472	75,249	75,194
Interest on fed funds and bank balances	7,317	4,940	13,907	15,304

Total interest income	1,745,511	1,582,078	5,085,880	4,735,217

Interest Expense
Interest on deposits	238,608	301,195	689,555	929,127
Interest on fed funds and short-term borrowings	—	—	64	14,509

Total interest expense	238,608	301,195	689,619	943,636

Net Interest Income	1,506,903	1,280,883	4,396,261	3,791,581

Provision for Loan Losses	330,000	105,000	400,000	159,000

Net Interest Income After Provision for Loan Losses	1,176,903	1,175,883	3,996,261	3,632,581

Non-interest Income
Service charges on deposit accounts	19,413	15,208	58,710	39,369
Mortgage banking activities	77,165	108,384	274,032	167,145
SBA loan sales	173,099	186,151	321,848	686,884
Other Income	30,031	8,808	240,733	30,426

Total non-interest income	299,708	318,551	895,323	923,824

Non-interest Expense
Salaries and employee benefits	653,234	729,641	2,055,073	1,955,026
Occupancy expense	122,137	145,294	356,804	388,979
Equipment expense	49,950	55,722	150,229	133,310
Advertising and public relations	81,712	29,276	172,180	110,019
Data processing expense	63,178	57,379	180,219	166,952
Professional fees	102,328	105,963	378,629	363,403
Loan origination expense	48,091	37,223	155,147	86,273
Regulatory assessments	25,270	33,603	74,245	115,931
Other expenses	102,264	123,360	280,363	287,503

Total non-interest expense	1,248,164	1,317,461	3,802,889	3,607,396

Net Income Before Federal Income Tax	228,447	176,973	1,088,695	949,009
Federal income tax expense	78,700	—	361,351	—

Net Income	149,747	176,973	727,344	949,009

Dividend on senior preferred stock	11,552	21,801	44,936	109,967
Accretion of discount on preferred stock	—	46,194	—	54,393

Net Income Applicable to Common Shareholders	$138,195	$108,978	$682,408	$784,649

Basic and Diluted Income per Share	$0.08	$0.06	$0.38	$0.44
Average Shares Outstanding	1,824,662	1,801,652	1,817,874	1,800,557

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income applicable to common shareholders	$138,195	$108,978	$682,408	$784,649
Other comprehensive income (loss), net of applicable taxes
Change in value of investments available for sale	(1,540)	12,034	(3,499)	39,101

Comprehensive income	$136,655	$121,012	$678,909	$823,750

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Total Shareholders’ Equity

Balance at beginning of period	$15,964,542	$10,985,525

Net income	727,344	949,009

Net change in unrealized gains on securities available for sale	(3,499)	39,101

Stock Awards	39,000	32,288

Preferred dividends	(44,936)	(109,967)

Redemption of Preferred Stock	—	(3,461,000)

Issuance of Preferred Stock	—	4,621,000

Balance at end of period	$16,682,451	$13,055,956

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$727,344	$949,009
Stock awards	39,000	32,288
Provision for loan losses	400,000	159,000
Gain on sale of loans	(274,032)	(167,145)
Proceeds for sales of loans originated for sale	11,954,511	4,044,977
Loans originated for sale	(9,195,650)	(4,787,553)
Amortization (accretion) of securities	3,662	(2,206)
Depreciation expense	165,446	167,657
Deferred income taxes	361,351	—
Net decrease (increase) in other assets	169,039	(424,316)
Net decrease in other liabilities	(87,558)	(113,071)

Net cash provided by operating activities	4,263,113	(141,360)

Cash flows from investing activities
Net change in portfolio loans	(12,141,965)	(2,308,873)
Purchase of securities	(1,549,200)	(2,275,437)
Proceeds from calls or maturities of securities	2,000,000	1,200,000
Principal payments on securities	248,856	124,785
Purchases of premises and equipment	(96,883)	(254,155)

Net cash (used in) provided by investing activities	(11,539,192)	(3,513,680)

Cash flows from financing activities
Increase in deposits	23,468,840	13,920,246
Net change in short term borrowings	—	(1,469,095)
Net proceeds from senior preferred stock	—	1,160,000
Dividend on senior preferred stock	(44,936)	(109,967)

Net cash provided by financing activities	23,423,904	13,501,184

Increase in cash and cash equivalents	16,147,825	9,846,144

Cash and cash equivalents – beginning of period	4,693,585	5,366,304

Cash and cash equivalents – end of period	$20,841,410	$15,212,448

Supplemental Information:
Interest paid	$688,998	$997,143
Income tax paid	—	—
Loans transferred to other real estate	—	$297,806

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

All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations, and cash flows, have been made. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Note 2 – Securities

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012
U. S. Government agency securities	$1,845	$12	$—	$1,857
Municipal securities	703	19	—	722
Mortgage backed securities	901	92	—	993
Corporate bonds	250	16	—	266

Sub-Total Available for Sale	$3,699	$139	$—	$3,838
FHLB Stock	218	—	—	218

Total Securities	$3,917	$139	$—	$4,056

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
U. S. Government agency securities	$2,347	$9	$(2)	$2,354
Municipal securities	709	16	(4)	721
Mortgage backed securities	1,145	113	—	1,258
Corporate bonds	250	12	—	262

Sub-Total Available for Sale	$4,451	$150	$(6)	$4,595
FHLB Stock	170	—	—	170

Total Securities	$4,621	$150	$(6)	$4,765

As of September 30, 2012 and December 31, 2011, all securities are classified as available for sale excluding the FHLB stock. Unrealized gains and losses within the investment portfolio are determined to be temporary. The Bank has performed an analysis of the portfolio for other than temporary impairment and concluded no losses are required to be recognized. Management has no specific intent to sell any securities and it is not more likely than not the Bank will be required to sell any securities before recovery of the cost basis. Management expects to collect all amounts due according to the contractual terms of the security. The Corporation had no securities with unrealized losses at September 30, 2012 and a total of $6,000 in gross unrealized losses related to three individual securities at December 31, 2011.

At September 30, 2012 and December 31, 2011, securities with a market value of $2.9 million and $3.6 million, respectively, were pledged to the Federal Home Loan Bank of Indianapolis as collateral to access funding.

Federal Home Loan Bank stock is restricted and can only be sold back to the Federal Home Loan Bank. The carrying value of the stock approximates its fair value.

The amortized cost and estimated fair value of all securities at September 30, 2012, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties. The contractual maturities of securities are as follows (000s omitted):

	Amortized cost	Estimated fair value
Due in one year or less	$1,751	$1,758
Due in one year through five years	1,948	2,080
Due in five years through ten years	—	—
Due after ten years	—	—

Total	$3,699	$3,838

Note 3 – Loans

A summary of the portfolio loan balances as of September 30, 2012 and December 31, 2011 is as follows (000s omitted):

	September 30,	December 31,
	2012	2011
Mortgage loans on real estate:
Residential 1 to 4 family	$8,492	$4,005
Multifamily	15,710	14,508
Commercial	57,762	50,426
Construction	809	2,541
Second mortgage	129	112
Equity lines of credit	11,200	11,119

Total mortgage loans on real estate	94,102	82,711
Commercial loans	23,176	22,512
Consumer installment loans	1,216	1,141

Total loans	118,494	106,364
Less: Allowance for loan losses	(1,974)	(1,574)
Net deferred loan fees	(54)	(66)

Net loans	$116,466	$104,724

Note 3 – Loans – Continued

An analysis of the allowance for loan losses for the three and nine month periods ended September 30, 2012 and 2011 (000s omitted):

Three months ended September 30, 2012

Allowance for Loan Losses	Commercial	Home Equity	Residential	Consumer	Total
Beginning balance	$1,305	$307	$26	$6	$1,644
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	327	(5)	7	1	330

Ending balance	$1,632	$302	$33	$7	$1,974
Percent of principal balance	1.62%	3.20%	0.50%	0.51%	1.67%
Ending balance: individually evaluated for impairment	$651	$184	$—	$—	$835
Ending balance: collectively evaluated for impairment	$981	$118	$33	$7	$1,139

Portfolio Loans
Ending unpaid principal balance	$101,018	$9,436	$6,664	$1,376	$118,494

Ending unpaid principal balance: individually evaluated for impairment	$3,469	$590	$—	$—	$4,059

Ending unpaid principal balance: collectively evaluated for impairment	$97,549	$8,846	$6,664	$1,376	$114,435

Three months ended September 30, 2011

Allowance for Loan Losses	Commercial	Home Equity	Residential	Consumer	Total
Beginning balance	$1,131	$349	$9	$13	$1,502
Charge-offs	—	(128)	—	—	(128)
Recoveries	20	—	—	—	20
Provision	(86)	202	(4)	(7)	105

Ending balance	$1,065	$423	$5	$6	$1,499
Percent of principal balance	1.17%	4.37%	0.53%	0.52%	1.46%

Ending balance: individually evaluated for impairment	$56	$212	$—	$—	$268

Ending balance: collectively evaluated for impairment	$1,009	$211	$5	$6	$1,231

Portfolio Loans
Ending unpaid principal balance	$90,877	$9,679	$949	$1,163	$102,668

Ending unpaid principal balance: individually evaluated for impairment	$699	$590	$—	$—	$1,289

Ending unpaid principal balance: collectively evaluated for impairment	$90,178	$9,089	$949	$1,163	$101,379

Note 3 – Loans – Continued

Nine months ended September 30, 2012

Allowance for Loan Losses	Commercial	Home Equity	Residential	Consumer	Total
Beginning balance	$1,142	$416	$10	$6	$1,574
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	490	(114)	23	1	400

Ending balance	$1,632	$302	$33	$7	$1,974
Percent of principal balance	1.62%	3.20%	0.50%	0.51%	1.67%

Ending balance: individually evaluated for impairment	$651	$184	$—	$—	$835

Ending balance: collectively evaluated for impairment	$981	$118	$33	$7	$1,139

Portfolio Loans
Ending unpaid principal balance	$101,018	$9,436	$6,664	$1,376	$118,494

Ending unpaid principal balance: individually evaluated for impairment	$3,469	$590	$—	$—	$4,059

Ending unpaid principal balance: collectively evaluated for impairment	$97,549	$8,846	$6,664	$1,376	$114,435

Nine months ended September 30, 2011

Allowance for Loan Losses	Commercial	Home Equity	Residential	Consumer	Total
Beginning balance	$1,070	$352	$14	$12	$1,448
Charge-offs	—	(128)	—	—	(128)
Recoveries	20	—	—	—	20
Provision	(25)	199	(9)	(6)	159

Ending balance	$1,065	$423	$5	$6	$1,499
Percent of principal balance	1.17%	4.37%	0.53%	0.52%	1.46%

Ending balance: individually evaluated for impairment	$56	$212	$—	$—	$268

Ending balance: collectively evaluated for impairment	$1,009	$211	$5	$6	$1,231

Portfolio Loans
Ending unpaid principal balance	$90,877	$9,679	$949	$1,163	$102,668

Ending unpaid principal balance: individually evaluated for impairment	$699	$590	$—	$—	$1,289

Ending unpaid principal balance: collectively evaluated for impairment	$90,178	$9,089	$949	$1,163	$101,379

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

Loans risk-rated as special mention are considered criticized loans, exhibiting some potential credit weakness that requires additional attention by management and are maintained on the internal watch list and monitored on a regular basis. Loans risk-rated as substandard or higher are considered classified loans exhibiting well-defined credit weakness and are recorded on the problem loan list and evaluated more frequently. The Bank’s credit administration function is designed to provide increased information on all types of loans to identify adverse credit risk characteristics in a timely manner. Total criticized and classified loans increased to $14,560,000 at September 30, 2012 from $13,821,000 at December 31, 2011. The increase is isolated to commercial loans and is the result of deterioration in specific credits identified by Credit Administration. The general condition of the portfolio remains strong. The Bank has $708,000 loans in non-accrual status at September 30, 2012 while there were no loans in non-accrual at December 31, 2011. There were no loans that were risk rated doubtful or loss at September 30, 2012 or December 31, 2011. Management closely monitors each loan adversely criticized or classified and institutes appropriate measures to eliminate the basis of criticism.

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

An analysis of credit quality indicators at September 30, 2012 and December 31, 2011 follows (000s omitted):

September 30, 2012

Commercial Loans

Credit Quality	Commercial Real Estate	Commercial Term	Commercial LOC	Commercial Construction
1 – pass	$—	$—	$—	$93
2 – pass	—	76	—	—
3 – pass	18,619	4,559	3,973	715
4 – pass	44,960	11,725	2,680	—
5 – special mention	7,567	820	770	—
6 – substandard	689	2,832	940	—
7 – doubtful	—	—	—	—
8 – loss	—	—	—	—

	$71,835	$20,012	$8,363	$808

Consumer Loans

Credit Quality	Home Equity LOC	Residential Mortgage	Home Equity Term	Consumer Installment	Consumer LOC
Pass	$8,504	$6,535	$129	$660	$706
Special mention	342	—	—	10	—
Substandard	590	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

	$9,436	$6,535	$129	$670	$706

Note 3 – Loans - continued

December 31, 2011

Commercial Loans

Credit Quality	Commercial Real Estate	Commercial Term	Commercial LOC	Commercial Construction
1 – pass	$—	$—	$—	$—
2 – pass	217	89	—	—
3 – pass	16,023	3,793	4,644	—
4 – pass	41,184	8,754	5,248	683
5 – special mention	5,586	2,524	511	1,858
6 – substandard	1,426	598	365	—
7 - doubtful	—	—	—	—
8 - loss	—	—	—	—

	$64,436	$15,758	$10,768	$2,541

Consumer Loans

Credit Quality	Home Equity LOC	Residential Mortgage	Home Equity Term	Consumer Installment	Consumer LOC
Pass	$8,686	$1,828	$111	$583	$700
Special mention	343	—	—	20	—
Substandard	590	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

	$9,619	$1,828	$111	$603	$700

A loan is considered a troubled debt restructuring (“TDR”) if the Bank for economic or legal reasons related to the borrower’s financial condition grants a concession to the debtor that the Bank would not otherwise consider. TDRs represent loans where the original terms of the agreement have been modified to provide relief to the borrower and are individually evaluated for impairment. All TDR loans continue to perform according to the modified contractual terms.

Information regarding modified loans as of September 30, 2012 and December 31, 2011 (000s omitted):

	Number of Contracts	Pre- Modification Investment	Post- Modification Investment
September 30, 2012
Troubled Debt Restructuring
Commercial Real Estate	1	$699	$699
Commercial Term	2	848	848
Commercial LOC	1	350	350
Construction	—	—	—
Home Equity	—	—	—
Residential Mortgage	—	—	—
Consumer	—	—	—

December 31, 2011

Troubled Debt Restructuring
Commercial Real Estate	1	$699	$699
Commercial Term	—	—	—
Commercial LOC	—	—	—
Construction	—	—	—
Home Equity	—	—	—
Residential Mortgage	—	—	—
Consumer	—	—	—

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

Information regarding impaired loans at September 30, 2012; December 31, 2011; and September 30, 2011 (000s omitted):

	Recorded Investment	Unpaid Principal	Allowance	Average Investment	Year to Date Interest Recognized
September 30, 2012

Impaired loans
Loans with no related allowance recorded:
Commercial Term	$1,723	$1,723	$—	$1,723	$88
Commercial Line of Credit	$350	$350	$—	$350	$18
Loans with allowance recorded:
Commercial Real Estate	$688	$688	$332	$694	$26
Commercial Term	$708	$708	$319	$708	$44
Home Equity Line of Credit	$590	$590	$184	$590	$22

Total loans:
Commercial	$3,469	$3,469	$651	$3,475	$176
Home Equity	$590	$590	$184	$590	$22

December 31, 2011

Impaired loans
Loans with allowance recorded:
Commercial Real Estate	$699	$699	$115	$699	$35
Home Equity Line of Credit	$590	$590	$212	$590	$29

Total loans:
Commercial	$699	$699	$115	$699	$35
Home Equity	$590	$590	$212	$590	$29

September 30, 2011

Impaired loans
Loans with allowance recorded:
Commercial Real Estate	$699	$699	$56	$699	$27
Home Equity Line of Credit	$590	$590	$212	$590	$22

Total loans:
Commercial	$699	$699	$56	$699	$27
Home Equity	$590	$590	$212	$590	$22

Note 3 – Loans - continued

As of September 30, 2012 there were no loans more than 30 days past due while at December 31, 2011 loans representing $4,000 were more than 30 days past due. Total non-performing loans, which represent non-accrual loans and loans past due 90 days or more and still accruing interest, were $708,000 and $0 at September 30, 2012 and December 31, 2011, respectively. Loans are placed in non-accrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. Commercial loans are reported as being in non-accrual status if: (a) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (b) payment in full of interest or principal is not expected, or (c) principal or interest has been in default for a period of 90 days or more. If it can be documented that the loan obligation is both well secured and in the process of collection, the loan may remain on accrual status. However, if the loan is not brought current before becoming 120 days past due, the loan is reported as non-accrual. A non-accrual asset may be restored to accrual status when none of its principal or interest is due and unpaid, when it otherwise becomes well secured, or is in the process of collection.

Information regarding past due loans at September 30, 2012 and December 31, 2011 follows (000s omitted):

	Loans past due			Total Past Due		Total Loans	Non- Accrual	>90 days Accruing
	30 – 59	60 - 90	Over 90		Current
September 30, 2012
Commercial real estate	$—	$—	$—	$—	$71,835	$71,835	$—	$—
Commercial term	—	—	—	—	20,012	20,012	708	—
Commercial LOC	—	—	—	—	8,363	8,363	—	—
Construction	—	—	—	—	808	808	—	—
Home equity LOC	—	—	—	—	9,436	9,436	—	—
Residential mortgage	—	—	—	—	6,535	6,535	—	—
Home equity term	—	—	—	—	129	129	—	—
Consumer installment	—	—	—	—	670	670	—	—
Consumer LOC	—	—	—	—	706	706	—	—

	$—	$—	$—	$—	$118,494	$118,494	$708	$—

	Loans past due			Total Past Due		Total Loans	Non- Accrual	>90 days Accruing
	30 – 59	60 - 90	Over 90		Current
December 31, 2011
Commercial real estate	$—	$—	$—	$—	$64,436	$64,436	$—	$—
Commercial term	—	—	—	—	15,758	15,758	—	—
Commercial LOC	—	—	—	—	10,768	10,768	—	—
Construction	—	—	—	—	2,541	2,541	—	—
Home equity LOC	—	—	—	—	9,619	9,619	—	—
Residential mortgage	—	—	—	—	1,828	1,828	—	—
Home equity term	—	—	—	—	111	111	—	—
Consumer installment	4	—	—	4	599	603	—	—
Consumer LOC	—	—	—	—	700	700	—	—

	$4	$—	$—	$4	$106,360	$106,364	$—	$—

Note 4 – Deposits

Deposits are summarized as follows (000s omitted):

	September 30, 2012		December 31, 2011
	Balance	Percentage	Balance	Percentage
Noninterest bearing demand	$21,734	16.57%	$19,662	18.26%
NOW accounts	9,411	7.18%	8,040	7.47%
Money market	11,544	8.80%	6,622	6.15%
Savings	19,277	14.70%	18,188	16.89%
Time deposits under $100,000	9,981	7.61%	11,469	10.65%
Time deposits over $100,000	47,970	36.58%	43,697	40.58%
Brokered deposits	11,230	8.56%	—	0.00%

Total deposits	$131,147	100.0%	$107,678	100.0%

At September 30, 2012, the scheduled maturities of time and brokered deposits are as follows (000s omitted):

	<$100,000	>$100,000	Total
2012	$917	$3,624	$4,541
2013	3,336	24,663	27,999
2014	4,842	11,942	16,784
2015	170	8,820	8,990
2016	468	5,574	6,042
Thereafter	248	4,577	4,825

Total	$9,981	$59,200	$69,181

Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $8,720,000 and $6,388,000 at September 30, 2012 and December 31, 2011, respectively. Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the periods ended September 30, 2012 and December 31, 2011 are shown below:

	September 30,	December 31,
	2012	2011
Balance, beginning of period	$123,820	$—
Amount capitalized	63,350	129,783
Amount amortized	8,735	5,963

Balance, end of period	$178,435	$123,820

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

Rent expense was $66,000 and $73,000 for the three month period ended September 30, 2012 and 2011, respectively. Rent expense was $200,000 and $210,000 for the nine month period ended September 30, 2012 and 2011, respectively.

The following is a schedule of future minimum rental payments under operating leases on a calendar year basis:

2012	$68,000
2013	273,000
2014	278,000
2015	257,000
2016	254,000
Thereafter	2,473,000

Total	$3,603,000

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

The carrying values and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011, are as follows (000s omitted):

September 30, 2012

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$20,841	$20,841	$20,841	$—	$—
Securities available for sale	4,056	4,056	—	4,056	—
Net portfolio loans	116,466	117,503	—	—	117,503
Loans held for sale	—	—	—	—	—
Accrued interest receivable	484	484	—	484	—
Financial liabilities:
Deposits	131,147	131,356	—	131,356	—
Accrued interest payable	61	61	—	61	—

December 31, 2011

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,694	$4,694	$4,694	$—	$—
Securities available for sale	4,764	4,764	—	4,764	—
Net portfolio loans	104,724	104,638	—	—	104,638
Loans held for sale	2,485	2,485	—	2,485	—
Accrued interest receivable	450	450	—	450	—
Financial liabilities:
Deposits	107,678	107,987	—	107,987	—
Accrued interest payable	61	61	—	61	—

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the valuation hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011 (000s omitted):

	Level 1	Level 2	Level 3	Fair Value
September 30, 2012
U.S. government agency	$—	$1,857	$—	$1,857
Municipal securities	—	722	—	722
Mortgage backed securities	—	993	—	993
Corporate bonds	—	266	—	266

Securities available for sale	$—	$3,838	$—	$3,838

December 31, 2011
U.S. government agency	$—	$2,354	$—	$2,354
Municipal securities	—	721	—	721
Mortgage backed securities	—	1,258	—	1,258
Corporate bonds	—	262	—	262

Securities available for sale	$—	$4,595	$—	$4,595

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non-recurring basis and the level within the valuation hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011 (000s omitted):

	Balance	Level 1	Level 2	Level 3	Losses
September 30, 2012
Impaired Loans	$4,059	$—	$—	$4,059	$—
ORE	$—	$—	$—	$—	$—

December 31, 2011
Impaired Loans	$1,289	$—	$—	$1,289	$—
ORE	$298	$—	$—	$298	$—

Note 9 – Minimum Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide four classifications, well capitalized, adequately capitalized, undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was classified as well-capitalized as of September 30, 2012. For the period ended September 30, 2012, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.

The Bank’s actual capital amounts and ratios as of September 30, 2012 and December 31, 2011 are presented in the following table (000s omitted):

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$14,922	11.3%	$10,546	8.0%	$13,183	10.0%
Tier I capital (to risk weighted assets) Bank of Birmingham	$13,270	10.1%	$5,273	4.0%	$7,910	6.0%
Tier I capital (to average assets) Bank of Birmingham	$13,270	9.2%	$5,769	4.0%	$7,212	5.0%

As of December 31, 2011
Total risk-based capital (to risk weighted assets) Bank of Birmingham	$13,504	12.0%	$9,026	8.0%	$11,283	10.0%
Tier I capital (to risk weighted assets) Bank of Birmingham	$12,091	10.7%	$4,513	4.0%	$6,770	6.0%
Tier I capital (to average assets) Bank of Birmingham	$12,091	9.9%	$4,866	4.0%	$6,083	5.0%

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

The Bank will continue to focus on the lending, deposit and general banking needs in the community it serves. The profile of products available to customers continues to expand as the Bank offers more options for residential mortgage and commercial customers, including SBA and lease products. The Bank will investigate additional product and service offerings and will consider providing those that will be of benefit to our customers and the Bank.

FINANCIAL CONDITION

The Corporation reported net income applicable to common shareholders of $138,000 or $0.08 per common share for the three month period ended September 30, 2012 compared to net income of $109,000 or $0.06 per common share for the third quarter of 2011. For the nine months ended September 30, 2012 and 2011, net income applicable to common stock was $682,000 or $0.38 per share and $785,000 or $0.44 per share, respectively. The results for 2012 include the impact of recognizing tax expense not previously required. Excluding the effect of income tax expense of $79,000 for the three month period ended September 30, 2012, pre-tax net income before preferred dividends was $228,000, an increase of 29.1% from the third quarter of 2011. Pre-tax, pre-provision net income for the nine months ended September 30, 2012 was $1,089,000, an increase of $140,000 or 14.7%. The improved performance for the three and nine month period was the result of higher margins and earning asset growth. This generated a pre-tax, pre-provision return on average assets of 1.52% and 1.47%, respectively, for the three and nine month periods.

Total assets as of September 30, 2012 were $148,497,000, an increase $24,100,000 from December 31, 2011 and 19.4% from the third quarter of 2011. The growth was primarily the result of an increase in loan and deposit balances. The Company continues to focus on providing a broad range of product and services to generate core, organic growth.

Cash and Cash Equivalents

Cash and cash equivalents totaled $20,841,000 at September 30, 2012. The increase was primarily the result of deposit growth and a strategic decision objective to maintain additional liquidity.

Investments

Total investments decreased $757,000 to $3,838,000 during the nine month period ended September 30, 2012. The net reduction was the result of principal payments received on mortgage backed securities and the retirement of three U.S. Government agency securities totaling $2.0 million. The Corporation used the proceeds from the called securities to purchase additional investments totaling $1.5 million and fund new loan activity. The Corporation did not hold any held-to-maturity securities as of September 30, 2012 or December 31, 2011. The makeup of the Corporation’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Corporation.

Management believes that the unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes the portfolio by type at September 30, 2012 and December 31, 2011 (000s omitted):

	September 30, 2012		December 31, 2011		Change
U.S. Government agency securities	$1,857	48.4%	$2,354	51.2%	$(497)
Municipal securities	722	18.8%	721	15.7%	1
Mortgage backed securities	993	25.9%	1,258	27.4%	(265)
Corporate bonds	266	6.9%	262	5.7%	4

Total securities	$3,838	100.0%	$4,595	100.0%	$(757)

Loans, Credit Quality and Allowance for Loan Losses

The following table summarizes the mix of the Corporation’s portfolio loans at September 30, 2012 and December 31, 2011 (000s omitted):

	September 30, 2012	December 31, 2011	Change
Real estate mortgage	$93,293	$80,170	$13,123
Construction	809	2,541	(1,732)
Commercial and industrial	23,176	22,512	664
Consumer installment	1,216	1,141	75
Deferred loan fees and costs	(54)	(66)	12

Total loans	$118,440	$106,298	$12,142

Total portfolio loans increased during the first nine months of 2012 to $118,440,000. The growth during the quarter was concentrated in Real Estate Mortgage and Commercial and Industrial loans. The increase was due to focused business development efforts in generating new loan activity and expanding existing relationships. The only category experiencing a decline during the period was Construction loans. This loan type is generally temporary and the decrease was a result of converting the customer to permanent end financing after the construction phase was complete.

During the current quarter, the allowance for loan losses increased $330,000 to $1,974,000, representing 1.67% of total loans at September 30, 2012. The increase was a combined result of a net increase in specific reserves on impaired loans and portfolio growth. There were no charge-offs recorded for the three months ended September 30, 2012 while there was one charge-off totaling $128,000 recorded for the three months ended September 30, 2011. There were no recoveries in the current quarter, while there were $20,000 in recoveries for the same period in 2011.

The allowance for loan losses increased $400,000 during the nine month period ended September 30, 2012 as a result of loan growth and additional reserves required on impaired loans. There were no charge-offs recorded for the nine months ended September 30, 2012 while there was one charge-off totaling $128,000 recorded for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, there were no recoveries, while there were $20,000 in recoveries for the same period in 2011.

Non-performing loans, which consist of non-accruing loans and loans past due 90 days or more and still accruing interest, at September 30, 2012 and December 31, 2011, were $708,000 and $0, respectively.

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

Premises and Equipment

Premises and equipment was $1,327,000 as of September 30, 2012, a decrease of $68,000 from December 31, 2011. The Corporation did not make any substantial purchases during the current year but will continue to support expects to support further growth of business lines with investments in operating facilities and technology.

Deposits and Short-term Financing

Total deposits reached $131,147,000 as of September 30, 2012 an increase of 21.8% from December 31, 2011. All categories experienced an increase except Time Deposits less than $100,000. The deposit growth was a result of attracting new customers with competitive products and expanding existing relationships. The Bank also began participating in the Brokered Deposit market during 2012. This new source of funding was used to replace maturing deposits and manage interest rate risk more effectively.

Deposits are summarized as follows (000s omitted):

	As of September 30, 2012		As of December 31, 2011
	Balance	Percentage	Balance	Percentage
Non-interest bearing demand	$21,734	16.57%	$19,662	18.26%
NOW accounts	9,411	7.18%	8,040	7.47%
Money market	11,544	8.80%	6,622	6.15%
Savings	19,277	14.70%	18,188	16.89%
Time deposits < $100,000	9,981	7.61%	11,469	10.65%
Time deposits >$100,000	47,970	36.58%	43,697	40.58%
Brokered deposits	11,230	8.56%	—	0.00%

Total deposits	$131,147	100.00%	$107,678	100.00%

At September 30, 2012 and December 31, 2011, the Bank had no secured borrowings outstanding. The Bank did not utilize the FRB discount window in 2012. The Bank did utilize its line of credit from the FHBLI during the first nine months of 2012 for short term financing. However, there were no FHLBI borrowings outstanding at September 30, 2012, and the Bank did not utilize FHLB advances during the third quarter.

RESULTS OF OPERATIONS

The Corporation reported net income applicable to common shareholders of $138,000 for the third quarter of 2012 compared to $109,000 for the same period of 2011. This is the first year the Corporation is required to record income tax expense, and recognized $79,000 in taxes during the period. Excluding income tax expense, net income before preferred dividends was $228,000, an increase of 28.8% from the third quarter of 2011. The increase in pre-tax earnings was the result of asset growth and improved margins. Net interest margin for the current period was 4.65% compared to 4.44% for the third quarter of 2011 and 4.91% for the most recent linked quarter. The increase relative to the prior year is a direct result of improving the asset mix of the balance sheet and reducing total funding costs. The margin compression experienced during the quarter is a function of the current competitive market. Total non-interest income for the three months period ended September 30, 2012 was $300,000, a decrease of $19,000 from the same period of 2011. The decrease was the result of a reduction in SBA loan income and mortgage banking activity. Provision total $330,000 during the period, an increase of $225,000 from the third quarter of 2011. The increase is a product of portfolio loan growth and additional specific reserves required on impaired loans. Total non-interest expense for the third quarter of 2012 was $1,248,000, a decrease of 5.2% from the same period of 2011. The reduction in costs is the result of focused efforts by management to control operating expenses.

The following table present trends in selected financial data for the five most recent quarters (000s omitted except per share data):

	Quarter Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Income Statement
Interest income	$1,746	$1,719	$1,622	$1,630	$1,582
Interest expense	239	223	228	280	301

Net interest income	1,507	1,496	1,394	1,350	1,281
Provision for loan losses	330	50	20	75	105
Non-interest income	300	112	484	309	319
Non-interest expense	1,248	1,216	1,339	1,484	1,317

Income before income taxes	228	341	519	100	177
Income tax expense (benefit)	79	111	171	(2,885)	—

Net income	150	230	348	2,985	177
Effective dividend on preferred stock	12	22	12	20	68

Net income applicable to common shareholders	138	208	336	2,965	109

Basic and diluted income per share	$0.08	$0.11	$0.19	$1.64	$0.06

Performance Measurements
Net interest margin (tax equivalent)	4.65%	4.91%	4.80%	4.61%	4.44%
Return on average assets (1)	0.41%	0.69%	1.11%	9.60%	0.58%
Return on average assets (2)	1.52%	1.17%	1.71%	0.56%	0.92%
Return on average common equity (1)	4.92%	7.84%	12.08%	132.13%	8.49%
Return on average common equity (2)	18.35%	13.34%	18.72%	7.77%	13.53%
Efficiency ratio	69.1%	75.7%	71.3%	89.4%	82.4%
Tier 1 Leverage Ratio (Bank only)	9.20%	9.82%	10.13%	9.94%	9.22%
Equity / Assets	11.23%	11.83%	12.67%	12.83%	10.47%
Total loans / Total deposits	90.3%	92.2%	95.4%	98.7%	92.3%
Book value per share	$6.61	$6.54	$6.44	$6.26	$4.65
Income per share - basic & diluted	$0.08	$0.11	$0.19	$1.64	$0.06
Shares outstanding	1,824,662	1,824,662	1,812,662	1,812,662	1,812,662

(1)	Amount is computed on net income before preferred dividends (annualized).
(2)	Amount is computed on pre-tax, pre-provision earnings before preferred dividends (annualized).

Net Interest Income

Net interest income for the three month period ended September 30, 2012 totaled $1,507,000, an increase of 17.6% compared to the same period of the prior year. The increase was a result of earning asset growth and a reduction in total funding costs. The earning asset growth was concentrated in loan volume, providing the largest benefit to interest income. Total average interest bearing liabilities increased $14,211,000 in the third quarter of 2012 relative to the third quarter of 2011 but total related interest expenses decreased $61,000. The lower cost of funds was achieved by changes in pricing strategy and improved mix of the portfolio.

The Corporation’s net interest margin increased 21 basis points to 4.65% for the quarter ended September 30, 2012 compared to 4.44% for the same period in 2011. Net interest spread, the difference between the yield on earning assets and cost of funds, also increased relative to the third quarter of 2011. The increase in both spread and margin is the result of an improved mix and a reduction in deposit costs. Asset yields declined during the period due to a reduction in loan and investment rates but a more favorable mix mitigated the impact. Total cost of funds for the third quarter of 2012 was 0.89% compared to 1.31% for the same period of 2011. This was accomplished as a result of an effective pricing strategy implemented by management and access to other funding options.

The following table presents the Corporation’s consolidated average balances of interest-earning assets, interest-bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the periods ended September 30, 2012, and 2011 (000s omitted). Average loans are presented net of unearned income and the allowance for loan and lease losses. Interest on loans includes loan fees.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Loans receivable	$114,840	$1,714	5.86%	$101,577	$1,555	6.00%
Securities available for sale	4,038	24	2.54%	2,729	22	3.30%
Federal funds sold	—	—	—%	—	—	—%
Interest-bearing balances with other financial institutions	10,131	7	0.28%	10,238	5	0.19%

Total interest-earning assets	129,009	1,745	5.31%	114,544	1,582	5.41%
Noninterest-earning assets:
Cash and due from banks	11,589			5,640
All other assets	5,459			1,342

Total Assets	$146,057			$121,526

Interest-bearing liabilities:
NOW accounts	$9,652	$9	0.36%	$7,835	$8	0.38%
Money market	10,850	14	0.50%	10,495	11	0.43%
Savings	18,134	26	0.56%	18,493	26	0.56%
Time deposits	55,861	160	1.10%	54,694	256	1.86%
Brokered deposits	11,231	31	0.89%	—	—	—%
Short-term borrowing	—	—	0.00%	—	—	—%

Total interest-bearing liabilities:	$105,728	$240	0.89%	$91,517	$301	1.31%

Non-interest bearing demand deposits	22,895			16,997
All other liabilities	706			492

Total liabilities	129,329			109,006
Shareholders’ Equity	16,728			12,520

Total liabilities and shareholders’ equity	$146,057			$121,526

Net Interest Income		$1,505			$1,281

Net spread			4.42%			4.11%

Net Interest Margin(1)			4.65%			4.44%

(1)	Net interest earnings divided by average interest-earning assets.

Net Interest Income

Net interest income for the nine month period ended September 30, 2012 totaled $4,395,000, an increase of 15.9% compared to the same period of the prior year. The increase was a result of earning asset growth and a reduction in total funding costs. The majority of the earning asset growth was concentrated in the loan portfolio. Total average interest bearing deposit accounts increased $6,873,000 in the first nine months of 2012 relative to the first nine months of 2011 but total deposit related interest expenses decreased $254,000. The lower cost of funds was achieved by changes in pricing strategy and improved mix of the portfolio.

The Corporation’s net interest margin increased 30 basis points to 4.78% for the nine month period ended September 30, 2012 compared to 4.48% for the same period in 2011. Net interest spread, the difference between the yield on earning assets and cost of funds, also increased relative to the same period of 2011. The increase in both spread and margin is the result of an improved mix and a reduction in deposit costs. Asset yields declined during the period due to a reduction in loan and investment rates but a more favorable mix mitigated the impact. Total cost of funds for the first nine months of 2012 was 0.95% compared to 1.39% for the same period of 2011. This was a product of an effective pricing strategy implemented by management, access to other funding options and increased non-interest bearing deposits.

The following table presents the Corporation’s consolidated average balances of interest-earning assets, interest-bearing liabilities, and the amount of interest income or interest expense attributable to each category, the average yield or rate for each category, and the net interest margin for the nine month periods ended September 30, 2012, and 2011 (000s omitted). Average loans are presented net of unearned income and the allowance for loan and lease losses. Interest on loans includes loan fees.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest-earning assets:
Loans receivable	$110,669	$4,997	5.94%	$100,658	$4,645	6.09%
Securities available for sale	4,309	75	2.45%	3,005	75	3.32%
Federal funds sold	—	—	—%	13	—	0.13%
Interest-bearing balances with other financial institutions	7,965	13	0.23%	9,523	15	0.21%

Total interest-earning assets	122,943	5,085	5.46%	113,199	4,735	5.52%
Noninterest-earning assets:
Cash and due from banks	7,250			3,698
All other assets	5,489			1,115

Total Assets	$135,682			$118,012

Interest-bearing liabilities:
NOW accounts	$9,174	$25	0.36%	$7,989	$20	0.35%
Money market	9,720	34	0.45%	9,252	34	0.49%
Savings	17,712	74	0.55%	18,215	89	0.65%
Time deposits	53,621	497	1.14%	54,596	786	1.92%
Brokered deposits	7,137	60	0.95%	—	—	—%
Short-term borrowing	21	—	0.41%	460	15	4.22%

Total interest-bearing liabilities:	$97,385	$690	0.95%	$90,512	$944	1.39%

Non-interest bearing demand deposits	21,152			15,169
All other liabilities	696			603

Total liabilities	119,233			106,284
Shareholders’ Equity	16,449			11,728

Total liabilities and shareholders’ equity	$135,682			$118,012

Net Interest Income		$4,395			$3,792

Net spread			4.51%			4.13%

Net Interest Margin(1)			4.78%			4.48%

(1)	Net interest earnings divided by average interest-earning assets.

Provision for Loans Losses

The provision for loan losses was $330,000 and $105,000 for the three months ended September 30, 2012 and 2011, respectively. The increase from the previous comparable period was due to an increase in total specific reserves and loan growth. There were no charge-offs recorded for the three months ended September 30, 2012 while there was one charge-off totaling $128,000 recorded for the three months ended September 30, 2011. There were no recoveries in the current quarter, while there were $20,000 in recoveries for the same period in 2011.

The provision for loan losses was $400,000 and $159,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase relative to the prior period was the result of an increase in specific reserves on impaired loans and new portfolio activity. There were no charge-offs recorded for the nine months ended September 30, 2012 while there was one charge-off totaling $128,000 recorded for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, there were no recoveries, while there were $20,000 in recoveries for the same period in 2011.

Non-Interest Income

The Corporation reported non-interest income of $300,000 and $319,000 for the three months ended September 30, 2012 and 2011, respectively. Non-interest income decreased as a result of lower SBA loan sales and reduced volume with mortgage banking activities. Service charge income totaled $19,000, an increase of $4,000 relative to the third quarter of 2011 as a result of growth in deposit services and pricing changes. Other income increased $21,000 to $30,000 during the period as the Corporation recognized income from bank-owned life insurance purchased in December of 2011.

Non-interest income was $895,000 and $924,000 for the nine months ended September 30, 2012 and 2011, respectively. The decrease in non-interest income was primarily the result of lower SBA loan sales during 2012. The reduction in revenue was offset by additional income from residential mortgage activity and additional other income. Service charge income increased $19,000 to $59,000 as a result of pricing changes and additional deposit account activity. Mortgage banking activities income increased $107,000 due to additional volume. Other income increased by $210,000 as a result of the gain on sale of a foreclosed property and income from bank-owned life insurance

The following table presents the Corporation’s non-interest income for the three and nine month periods ending September 30, 2012 and 2011:

	For the Three Months Ended			For the Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2012	2011	Change	2012	2011	Change
Non-interest income
Service charge income	$19,413	$15,208	$4,205	$58,710	$39,369	$19,341
Mortgage banking activities	77,165	108,384	(31,219)	274,032	167,145	106,887
SBA loan sales	173,099	186,151	(13,052)	321,848	686,884	(365,036)
Other income	30,031	8,808	21,223	240,733	30,426	210,307

Total non-interest income	$299,708	$318,551	$(18,843)	$895,323	$923,824	$(28,501)

Non-Interest Expense

Non-interest expense for the three month period ended September 30, 2012 was $1,248,000, a decrease from the third quarter of 2011. The largest component of non-interest expense is Salaries and Benefits, totaling $653,000 for the current period compared to $730,000 for the three months ended September 30, 2011. The reduction in expense is a result of changes in staffing levels. Occupancy expense declined $23,000, or 15.9%, as the Corporation no longer maintained mortgage lending production facilities. The Corporation continues to dedicate resources to business marketing efforts to improve franchise recognition; this is reflected in the increase in Advertising costs reported during the period relative to the prior year. Professional fees were relatively flat. Loan origination expenses increased $11,000 during the period relative to the prior year as the Corporation experienced growth in portfolio loans and increased volume in residential mortgage activities. Regulatory assessments declined $8,000 for the three month period ended September 30, 2012 due to a reduction in insurance rates and change in the assessment base. Other expenses totaled $102,000 for the third quarter of 2012, a decrease of $21,000 compared to the same period of 2011.

Non-interest expense for the nine month period ended September 30, 2012 was $3,803,000, an increase of $195,000 from the same period in 2011. This was the result of additional expenses associated with new employees, increased loan origination activity and growth of the organization. Salaries and benefits represents the largest percentage of non-interest expense totaling $2.1 million during the first nine months of 2012, an increase of $100,000 from 2011. The increase is a result of additional staff and merit raises for employees. Occupancy expense declined $32,000 as the Corporation eliminated mortgage lending production facilities. Equipment and Data Processing expenses increased relative to the same period of the prior year as the Company adds new products and services, and expands the existing infrastructure. Advertising expenses increased $62,000 during the first nine months of 2012 as the Corporation continues to focus on developing brand awareness and supporting the local community. Loan origination expense was $155,000 for the period, an increase of $69,000. This additional cost is directly related to an increase in loan volume. Professional fees increased by 4.1% to $379,000 as a result of additional legal fees and costs associated with engaging market professionals to assist the Corporation with strategic objectives. Regulatory assessments declined $42,000 for the nine month period ended September 30, 2012 due to a reduction in insurance rates and change in the assessment base. Other expenses totaled $280,000 for the third quarter of 2012, a decrease of $7,000 compared to the same period of 2011.

The following table presents the Corporation’s non-interest expense for the three and nine month periods ending September 30, 2012 and 2011:

	For the Three Months Ended			For the Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2012	2011	Change	2012	2011	Change
Non-interest expense
Salaries and employee benefits	$653,234	$729,641	$(76,407)	$2,055,073	$1,955,026	$100,047
Occupancy expense	122,137	145,294	(23,157)	356,804	388,979	(32,175)
Equipment expense	49,950	55,722	(5,772)	150,229	133,310	16,919
Advertising	81,712	29,276	52,436	172,180	110,019	62,161
Data processing	63,178	57,379	5,799	180,219	166,952	13,267
Professional fees	102,328	105,963	(3,635)	378,629	363,403	15,226
Loan origination expenses	48,091	37,223	10,868	155,147	86,273	68,874
Regulatory assessments	25,270	33,603	(8,333)	74,245	115,931	(41,686)
Other expense	102,264	123,360	(21,096)	280,363	287,503	(7,140)

Total non-interest expense	$1,248,164	$1,317,461	$(69,297)	$3,802,889	$3,607,396	$195,493

Income Taxes

The Corporation recorded federal income tax expense of $79,000 for the three month period ended September 30, 2012. A tax liability of $63,000 was realized for the third quarter of 2011 with a corresponding reduction in the Deferred Tax Asset valuation reserve resulting in no income tax expense being reported for the third quarter of September 30, 2011.

The Corporation recorded federal income tax expense of $361,000 for the nine month period ended September 30, 2012. A tax liability of $344,000 was realized for the first nine months of 2011 with a corresponding reduction in the Deferred Tax Asset valuation reserve resulting in no income tax expense being reported for the first nine months of September 30, 2011.

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

Since inception, the Corporation established a reserve on the full amount of the outstanding DTA balance. The reserve was maintained based on the Corporation’s cumulative losses and concern regarding the ability of the organization to realize the full benefit of the asset. In December 2011, as a result of improved earnings, positive performance trends and financial projections demonstrating sustainable profitability, management determined there was sufficient evidence the Corporation would be able to recognize the full benefit of the entire DTA balance and eliminated the valuation reserve of $2,884,000. The Corporation’s deferred tax asset (“DTA”) is included in other assets on the balance sheet. During the last quarter of 2011, management performed an evaluation of the ability of the Corporation to utilize the benefit of the DTA balance and determined no reserve was required. As of September 30, 2011, the Corporation had a valuation reserve for the entire balance of the DTA balance.

The Corporation has net operating loss carry-forwards of approximately $4,132,000 that are available to reduce future taxable income. The carry-forwards begin to expire twenty years from date of origination.

LIQUIDITY AND CAPITAL RESOURCES; ASSET/LIABILITY MANAGEMENT

The management team has responsibility for developing and recommending liquidity and risk management policies including but not limited to the determination of internal operating guidelines, contingency plans, change management and pricing to the Asset/Liability Committee (ALCO) of the Board of Directors. Management ensures that the liquidity of a bank allows it to provide funds to meet its cash flow needs, such as loan requests, outflows of deposits, other investment opportunities and general operating requirements, under multiple operating scenarios. While the current structure of the Corporation and the Bank are not complex, the objective in the management of liquidity and capital resources is to be able to take advantage of business opportunities that may arise. The major sources of liquidity for the Bank have been deposit growth, federal funds sold, and loans which mature within one year. The Bank is also a member of the Federal Home Loan Bank of Indianapolis and has access to funding from the discount window at the Federal Reserve Bank of Chicago. The ALCO committee has also approved alternate funding sources to add flexibility. Large deposit balances which might fluctuate in response to interest rate changes are closely monitored. These deposits consist mainly of certificates of deposit over $100,000. We anticipate that we will have more than sufficient funds available to meet our future commitments. As of September 30, 2012, off balance sheet loan commitments totaled $35,360,000. As a majority of the unused commitments represent commercial and equity lines of credit, the Bank expects, and experience has shown, that only a small portion of the unused commitments will normally be drawn upon.

The following table presents loan commitments by time period as of September 30, 2012 (000s omitted):

		Amount of commitment expiration by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Commitments to grant loans	$14,195	$14,195	$—	$—	$—
Unfunded commitments under lines of credit	20,587	3,374	13,080	894	3,239
Commercial and standby letters of credit	578	578	—	—	—

Total commitments	$35,360	$18,147	$13,080	$894	$3,239

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

The largest sources of cash and cash equivalents for the Corporation for the three months ended September 30, 2012, as noted in the Consolidated Statement of Cash Flows, were primarily loan sales and deposit origination.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The prompt corrective action regulations provide five classifications, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was well-capitalized as of September 30, 2012. Note 10 to the financial statements is hereby incorporated by reference. At September 30, 2012, the Corporation qualifies for an exemption from regulatory capital requirements due to its asset size.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2012, we conducted an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Corporation’s “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of September 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to the Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Corporation’s internal controls over financial reporting during the period ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

BIRMINGHAM BLOOMFIELD BANCSHARES, INC.

Date: November 9, 2012	By:	/s/ Robert E. Farr
Robert E. Farr
Chief Executive Officer

Date: November 9, 2012	By:	/s/ Thomas H. Dorr
Thomas H. Dorr
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act

32.1	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350

101	Interactive Data File.